Form 10-Q
period 2011-03-31
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2011-05-05
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).
Yes ☒      No ☐

Indicate by check mark whether each Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

	Large accelerated filer		Accelerated filer		Non-accelerated filer		Smaller reporting company
Cablevision Systems Corporation	Yes ☒	No ☐	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☐	No ☒
CSC Holdings, LLC	Yes ☐	No ☒	Yes ☐	No ☒	Yes ☒	No ☐	Yes ☐	No ☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes ☐ No ☒
CSC Holdings, LLC	Yes ☐ No ☒

Number of shares of common stock outstanding as of April 29, 2011:

Cablevision NY Group Class A Common Stock -	233,569,137
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.           FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2011 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC (formerly CSC Holdings, Inc.) ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;

•
competition from existing competitors (such as telecommunications providers and direct broadcast satellite ("DBS") distributors) and new competitors (such as high-speed wireless providers) entering our franchise areas;

•	demand for our video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;

•	the cost of programming and industry conditions;

•	changes in the laws or regulations under which we operate;

•	the outcome of litigation and other proceedings, including the matters described in Note 14 of the combined notes to our condensed consolidated financial statements;

•	general economic conditions in the areas in which we operate;

•	the state of the market for debt securities and bank loans;

•	demand for advertising inventory;

•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;

•	the cost of, and our ability to obtain or produce, desirable programming content for our networks and film distribution businesses;

•	the level of our capital expenditures;

•	the level of our expenses;

•	future acquisitions and dispositions of assets;

•
the demand for our programming among cable television system operators, DBS distributors and telecommunications providers and our ability to maintain and renew affiliation agreements with cable television system operators, DBS distributors and telecommunications providers;

•	market demand for new services;

•
the tax-free treatment of Cablevision's distribution to its stockholders on February 9, 2010 of all of the outstanding common stock of Madison Square Garden, Inc., a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution");

•	whether pending uncompleted transactions are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in the cable television, programming, entertainment and newspaper publishing businesses, and our other businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$610,025	$393,951
Restricted cash	1,188	1,188
Accounts receivable, trade (less allowance for doubtful accounts of $25,874 and $25,287)	478,588	537,848
Prepaid expenses and other current assets	178,617	169,969
Amounts due from affiliates	5,486	5,560
Program rights, net	199,660	186,475
Deferred tax asset	189,853	108,952
Investment securities pledged as collateral	197,924	235,932
Total current assets	1,861,341	1,639,875
Property, plant and equipment, net of accumulated depreciation of $8,927,652 and $8,721,769	3,326,968	3,430,567
Amounts due from affiliates	3,433	3,502
Investment securities pledged as collateral	333,003	235,932
Derivative contracts	3,559	-
Other assets	58,348	63,972
Program rights, net	696,030	597,355
Deferred tax asset	127	143,587
Deferred carriage fees, net	65,106	69,343
Affiliation, broadcast and other agreements, net of accumulated amortization of $616,165 and $598,290	327,589	345,464
Other amortizable intangible assets, net of accumulated amortization of $161,348 and $144,977	294,989	311,562
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	86,795	86,795
Goodwill	525,240	525,240
Deferred financing and other costs, net of accumulated amortization of $96,141 and $89,030	140,152	147,263
	$8,962,908	$8,840,685

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' DEFICIENCY	(Unaudited)
Current Liabilities:

Accounts payable	$523,797	$482,275
Accrued liabilities	605,233	718,237
Amounts due to affiliates	27,106	26,101
Deferred revenue	80,090	71,240
Program rights obligations	127,344	116,320
Liabilities under derivative contracts	46,050	47,251
Credit facility debt	304,659	207,452
Collateralized indebtedness	125,410	161,358
Capital lease obligations	5,329	6,106
Senior notes	325,796	325,773
Total current liabilities	2,170,814	2,162,113

Deferred revenue	10,373	11,399
Program rights obligations	430,401	338,635
Liabilities under derivative contracts	173,364	179,327
Other liabilities	300,895	303,214
Credit facility debt	6,150,231	6,024,058
Collateralized indebtedness	273,315	191,248
Capital lease obligations	44,738	45,383
Senior notes and debentures	5,547,023	5,541,972
Senior subordinated notes	324,134	324,071
Total liabilities	15,425,288	15,121,420

Commitments and contingencies

Redeemable noncontrolling interests	14,330	14,698

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 281,452,908 and 279,582,204 shares issued and 235,251,180 and 241,055,283 shares outstanding	2,815	2,796
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 and 54,148,223 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	1,867	6,465
Accumulated deficit	(5,405,050)	(5,494,829)
	(5,399,827)	(5,485,027)
Treasury stock, at cost (46,201,728 and 38,526,921 CNYG Class A common shares)	(1,055,720)	(788,566)
Accumulated other comprehensive loss	(23,007)	(23,325)
Total stockholders' deficiency	(6,478,554)	(6,296,918)
Noncontrolling interest	1,844	1,485
Total deficiency	(6,476,710)	(6,295,433)
	$8,962,908	$8,840,685

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except per share amounts)
(Unaudited)

	2011	2010
Revenues, net (including revenues, net from Madison Square Garden of $2,654 and $2,429, respectively)	$1,921,554	$1,752,401

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $38,790 and $38,032, respectively)	822,466	737,596
Selling, general and administrative (net of charges from (to) Madison Square Garden of $318 and $(3,198), respectively)	453,114	418,048
Restructuring expense (credits)	137	(209)
Depreciation and amortization (including impairments)	270,109	241,893
	1,545,826	1,397,328

Operating income	375,728	355,073

Other income (expense):
Interest expense	(209,507)	(183,301)
Interest income	530	641
Gain on sale of programming interests, net	161	102
Gain on investments, net	59,072	42,292
Loss on equity derivative contracts, net	(40,058)	(35,033)
Loss on interest rate swap contracts, net	(4,189)	(35,109)
Miscellaneous, net	289	373
	(193,702)	(210,035)
Income from continuing operations before income taxes	182,026	145,038
Income tax expense	(77,982)	(66,728)
Income from continuing operations	104,044	78,310
Loss from discontinued operations, net of income taxes	-	(4,122)
Net income	104,044	74,188
Net loss (income) attributable to noncontrolling interests	21	(28)
Net income attributable to Cablevision Systems Corporation stockholders	$104,065	$74,160

Basic net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.37	$0.27
Loss from discontinued operations	$-	$(0.01)
Net income	$0.37	$0.25
Basic weighted average common shares (in thousands)	282,123	293,884
Diluted net income (loss) per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.36	$0.26
Loss from discontinued operations	$-	$(0.01)
Net income	$0.36	$0.24
Diluted weighted average common shares (in thousands)	291,221	302,826
Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$104,065	$78,282
Loss from discontinued operations, net of income taxes	-	(4,122)
Net income	$104,065	$74,160
Cash dividends declared per share of common stock	$0.125	$0.10

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010
Cash flows from operating activities:
Income from continuing operations	$104,044	$78,310
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	270,109	241,893
Gain on sale of programming interests, net	(161)	(102)
Gain on investments, net	(59,072)	(42,292)
Loss on equity derivative contracts, net	40,058	35,033
Amortization of deferred financing costs and discounts on indebtedness	12,487	10,846
Amortization of other deferred costs	5,997	6,294
Share-based compensation expense related to equity classified awards	14,880	12,458
Deferred income taxes	62,344	61,976
Amortization and write-off of program rights	54,417	47,999
Provision for doubtful accounts	10,562	12,633
Changes in program rights and program rights obligations	(63,687)	(62,531)
Changes in other assets and liabilities	(27,007)	(15,355)
Net cash provided by operating activities	424,971	387,162

Cash flows from investing activities:
Capital expenditures	(132,613)	(146,694)
Proceeds from sale of equipment, net of costs of disposal	1,175	2,078
Payment for acquisition	(135)	-
Proceeds from sale of programming interests	188	125
Decrease in investment securities and other investments	-	66
Additions to other intangible assets	(478)	(475)
Net cash used in investing activities	(131,863)	(144,900)

Cash flows from financing activities:
Proceeds from credit facility debt	325,000	200,000
Repayment of credit facility debt	(101,863)	(137,500)
Repayment of note payable due to Madison Square Garden	-	(190,000)
Proceeds from collateralized indebtedness	125,140	-
Repayment of collateralized indebtedness	(105,028)	-
Proceeds from stock option exercises	2,317	14,233
Dividend distribution to common stockholders	(37,753)	(30,519)
Principal payments on capital lease obligations	(1,448)	(1,376)
Deemed repurchase of restricted stock	(32,762)	(17,623)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(250,658)	-
Contributions from (distributions to) noncontrolling interests, net	21	(54)
Net cash used in financing activities	(77,034)	(162,839)

Net increase in cash and cash equivalents from continuing operations	216,074	79,423

Cash flows of discontinued operations:
Net cash used in operating activities	-	(25,706)
Net cash used in investing activities	-	(5,997)
Net cash used in financing activities	-	(8,204)
Effect of change in cash related to discontinued operations	-	34,318
Net decrease in cash and cash equivalents from discontinued operations	-	(5,589)
Cash and cash equivalents at beginning of year	393,951	245,032
Cash and cash equivalents at end of period	$610,025	$318,866

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)

Current Assets:

Cash and cash equivalents	$609,174	$346,874
Restricted cash	1,188	1,188
Accounts receivable, trade (less allowance for doubtful accounts of $25,874 and $25,287)	478,588	537,848
Prepaid expenses and other current assets	174,166	165,296
Amounts due from affiliates (primarily due from Cablevision)	514,294	496,448
Program rights, net	199,660	186,475
Deferred tax asset	173,880	160,794
Investment securities pledged as collateral	197,924	235,932
Total current assets	2,348,874	2,130,855

Property, plant and equipment, net of accumulated depreciation of $8,927,652 and $8,721,769	3,326,968	3,430,567
Amounts due from affiliates	3,433	3,502
Investment securities pledged as collateral	333,003	235,932
Derivative contracts	3,559	-
Other assets	58,348	63,972
Program rights, net	696,030	597,355
Deferred carriage fees, net	65,106	69,343
Affiliation, broadcast and other agreements, net of accumulated amortization of $616,165 and $598,290	327,589	345,464
Other amortizable intangible assets, net of accumulated amortization of $161,348 and $144,977	294,989	311,562
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	86,795	86,795
Goodwill	525,240	525,240
Deferred financing and other costs, net of accumulated amortization of $90,825 and $84,746	99,308	105,387
	$9,409,470	$9,146,202

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(Dollars in thousands)

	March 31, 2011	December 31, 2010
LIABILITIES AND TOTAL DEFICIENCY	(Unaudited)

Current Liabilities:

Accounts payable	$523,797	$482,275
Accrued liabilities	550,795	655,473
Amounts due to affiliates	27,000	26,101
Deferred revenue	80,090	71,240
Program rights obligations	127,344	116,320
Liabilities under derivative contracts	46,050	47,251
Credit facility debt	304,659	207,452
Collateralized indebtedness	125,410	161,358
Capital lease obligations	5,329	6,106
Senior notes	325,796	325,773
Total current liabilities	2,116,270	2,099,349

Deferred revenue	10,373	11,399
Program rights obligations	430,401	338,635
Liabilities under derivative contracts	173,364	179,327
Other liabilities	299,671	298,215
Deferred tax liability	492,527	392,295
Credit facility debt	6,150,231	6,024,058
Collateralized indebtedness	273,315	191,248
Capital lease obligations	44,738	45,383
Senior notes and debentures	3,381,028	3,376,284
Senior subordinated notes	324,134	324,071
Total liabilities	13,696,052	13,280,264

Commitments and contingencies

Redeemable noncontrolling interests	14,330	14,698

Total Member Deficiency:
Accumulated deficit	(3,527,708)	(3,375,506)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (14,432,750 membership units issued and outstanding)	1,676	2,303
	(4,279,749)	(4,126,920)
Accumulated other comprehensive loss	(23,007)	(23,325)
	(4,302,756)	(4,150,245)
Noncontrolling interest	1,844	1,485
Total member deficiency	(4,300,912)	(4,148,760)
	$9,409,470	$9,146,202

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010
Revenues, net (including revenues, net from Madison Square Garden of $2,654 and $2,429, respectively)	$1,921,554	$1,752,401

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from Madison Square Garden of $38,790 and $38,032, respectively)	822,466	737,596
Selling, general and administrative (net of charges from (to) Madison Square Garden of $318 and $(3,198), respectively)	453,114	418,048
Restructuring expense (credits)	137	(209)
Depreciation and amortization (including impairments)	270,109	241,893
	1,545,826	1,397,328

Operating income	375,728	355,073

Other income (expense):
Interest expense	(163,690)	(142,535)
Interest income	15,292	16,337
Gain on sale of programming interests, net	161	102
Gain on investments, net	59,072	42,292
Loss on equity derivative contracts, net	(40,058)	(35,033)
Loss on interest rate swap contracts, net	(4,189)	(35,109)
Miscellaneous, net	289	373
	(133,123)	(153,573)
Income from continuing operations before income taxes	242,605	201,500
Income tax expense	(102,569)	(86,515)
Income from continuing operations	140,036	114,985
Loss from discontinued operations, net of income taxes	-	(4,122)
Net income	140,036	110,863
Net loss (income) attributable to noncontrolling interests	21	(28)
Net income attributable to CSC Holdings, LLC's sole member	$140,057	$110,835

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$140,057	$114,957
Loss from discontinued operations, net of income taxes	-	(4,122)
Net income	$140,057	$110,835

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	2011	2010
Cash flows from operating activities:
Income from continuing operations	$140,036	$114,985
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	270,109	241,893
Gain on sale of programming interests, net	(161)	(102)
Gain on investments, net	(59,072)	(42,292)
Loss on equity derivative contracts, net	40,058	35,033
Amortization of deferred financing costs and discounts on indebtedness	11,146	9,489
Accretion of discount on Cablevision senior notes held by Newsday Holdings LLC	-	(2,065)
Amortization of other deferred costs	5,997	6,294
Share-based compensation expense related to equity classified awards	14,880	12,458
Deferred income taxes	86,931	80,633
Amortization and write-off of program rights	54,417	47,999
Provision for doubtful accounts	10,562	12,633
Changes in program rights and program rights obligations	(63,687)	(62,531)
Changes in other assets and liabilities	(50,976)	(41,779)
Net cash provided by operating activities	460,240	412,648

Cash flows from investing activities:
Capital expenditures	(132,613)	(146,694)
Proceeds from sale of equipment, net of costs of disposal	1,175	2,078
Payment for acquisition	(135)	-
Proceeds from sale of programming interests	188	125
Decrease in investment securities and other investments	-	66
Additions to other intangible assets	(478)	(475)
Net cash used in investing activities	(131,863)	(144,900)

Cash flows from financing activities:
Proceeds from credit facility debt	325,000	200,000
Repayment of credit facility debt	(101,863)	(137,500)
Repayment of note payable due to Madison Square Garden	-	(190,000)
Proceeds from collateralized indebtedness	125,140	-
Repayment of collateralized indebtedness	(105,028)	-
Distributions to Cablevision, net	(307,899)	(84,011)
Principal payments on capital lease obligations	(1,448)	(1,376)
Contributions from (distributions to) noncontrolling interests, net	21	(54)
Net cash used in financing activities	(66,077)	(212,941)
Net increase in cash and cash equivalents from continuing operations	262,300	54,807

Cash flows of discontinued operations:
Net cash used in operating activities	-	(25,706)
Net cash used in investing activities	-	(5,997)
Net cash used in financing activities	-	(8,204)
Effect of change in cash related to discontinued operations	-	34,318
Net decrease in cash and cash equivalents from discontinued operations	-	(5,589)
Cash and cash equivalents at beginning of year	346,874	204,040
Cash and cash equivalents at end of period	$609,174	$253,258

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)
NOTE 1.           BUSINESS

Cablevision Systems Corporation ("Cablevision") and its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") own and operate cable television systems and, through Rainbow Media Holdings LLC, a wholly-owned subsidiary of CSC Holdings, have ownership interests in national and international programming networks.  On March 10, 2011, the Company announced that its Rainbow Media Holdings business would be renamed AMC Networks Inc. ("AMC Networks") following the proposed AMC Networks Distribution (see Note 15).  The Company also owns companies that provide regional news, other programming and advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  The Company classifies its operations into three reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; (2) Rainbow, consisting principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, and other services which consist primarily of AMC/Sundance Channel Global, Rainbow's international programming business, IFC Entertainment, Rainbow's independent film distribution business, and Rainbow Network Communications, Rainbow's network technical services business; and (3) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Rainbow Advertising Sales Corporation ("RASCO"), and (vi) certain other businesses and unallocated corporate costs.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, Inc. ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").  As a result of the MSG Distribution on February 9, 2010, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

NOTE 2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Cablevision and CSC Holdings have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information.  Accordingly, these financial statements do not include all the information and notes required for complete annual financial statements.

The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $2,165,995 of senior notes outstanding at March 31, 2011 (excluding the $753,717 aggregate principal amount of Cablevision senior notes held by its indirect subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC and the accretion of the discount on the 8% senior notes due 2012 issued by Cablevision to CSC Holdings that were redeemed during the second quarter of 2010 (which were replaced with the $753,717 aggregate principal amount of Cablevision notes discussed above), all of which eliminate in Cablevision's results of operations.

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

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU No. 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The Company adopted ASU No. 2010-28 effective January 1, 2011.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement, that outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification Topic 820-10 became effective and was adopted by the Company on January 1, 2011.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which provides amendments that (a) update the criteria for separating consideration in multiple-deliverable arrangements, (b) establish a selling price hierarchy for determining the selling price of a deliverable, and (c) replace the term "fair value" in the revenue allocation guidance with the term "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions.  ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis.  ASU No. 2009-13 requires a vendor to significantly expand the disclosures related to multiple-deliverable revenue arrangements with the objective to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition.  ASU No. 2009-13 was adopted on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011.

NOTE 3.           DIVIDENDS

During the three months ended March 31, 2011, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
February 15, 2011	$0.125	February 28, 2011	March 21, 2011

Cablevision paid dividends aggregating $37,753 during the three months ended March 31, 2011, primarily from the proceeds of dividend payments to Cablevision from CSC Holdings.  In addition, as of March 31, 2011, up to approximately $5,904 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the three months ended March 31, 2011, CSC Holdings made distributions to Cablevision aggregating $307,899.  These distributions were funded from cash on hand, cash from operations and borrowings under its revolving credit facility.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest payments on certain of its senior notes;

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and

•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 4.           TRANSACTIONS

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

The unaudited pro forma revenues, income from continuing operations, net income, income per share from continuing operations and net income per share for the three months ended March 31, 2010, as if the Bresnan Cable acquisition had occurred on January 1, 2009, are as follows:

	Cablevision	CSC Holdings
Revenues	$1,860,637	$1,860,637
Income from continuing operations	$74,012	$110,687
Net income	$69,890	$106,565
Basic income per share from continuing operations	$0.25
Basic net income per share	$0.24
Diluted income per share from continuing operations	$0.24
Diluted net income per share	$0.23

NOTE 5.           NET INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options (including those held by Madison Square Garden employees), restricted stock (including shares held by Madison Square Garden employees) and restricted stock units.

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the three months ended March 31, 2011 and 2010 is as follows:

	2011	2010
	(in thousands)

Basic weighted average shares outstanding	282,123	293,884

Effect of dilution:
Stock options	3,395	3,377
Restricted stock awards	5,703	5,565
Diluted weighted average shares outstanding	291,221	302,826

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Anti-dilutive shares (resulting from options whose exercise price exceeded the average market price of Cablevision's common stock during the period) totaling 15,000 and 389,877 (including Company options held by Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the three months ended March 31, 2011 and 2010, respectively.  In addition, approximately 407,000 restricted shares issued pursuant to the Company's employee stock plan have been excluded from the diluted weighted average shares outstanding for the three months ended March 31, 2011 as the performance criteria on those awards has not yet been satisfied.

Cablevision stock options held by Company employees and non-employee directors, and Madison Square Garden employees amounted to 7,021,407 and 341,516, respectively, at March 31, 2011.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 6.           COMPREHENSIVE INCOME

The following table presents comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Cablevision	CSC Holdings	Cablevision	CSC Holdings

Net income	$104,044	$140,036	$74,188	$110,863
Other comprehensive income:
Amortization of prior service cost and gains and losses included in net periodic benefit cost, net of income taxes	318	318	998	998
Comprehensive income	104,362	140,354	75,186	111,861
Comprehensive loss (income) attributable to noncontrolling interests	21	21	(28)	(28)
Comprehensive income attributable to Cablevision stockholders and CSC Holdings' member	$104,383	$140,375	$75,158	$111,833

NOTE 7.           GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three months ended March 31, 2011 and 2010, the amount of franchise fees included as a component of net revenue aggregated $36,822 and $33,041, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 8.           CASH FLOWS

The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.  The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.

During the three months ended March 31, 2011 and 2010, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2011	2010
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$26,008	$-
Capitalized share-based compensation	124	141
Capital lease obligations	39	-
Distribution of Madison Square Garden	-	1,113,488

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	1,110	679

Supplemental Data:
Cash interest paid - continuing operations (Cablevision)	204,619	186,265
Cash interest paid - discontinued operations (Cablevision)	-	558
Cash interest paid - continuing operations (CSC Holdings)	165,805	149,176
Cash interest paid - discontinued operations (CSC Holdings)	-	558
Income taxes paid, net (Cablevision and CSC Holdings)	11,960	1,879

NOTE 9.           DISCONTINUED OPERATIONS

On February 9, 2010, the Company completed the MSG Distribution (see Note 1).  As a result, the operating results of the Company's Madison Square Garden segment through the date of the MSG Distribution, as well as transaction costs, have been classified in the condensed consolidated statements of operations as discontinued operations for the three months ended March 31, 2010.  No gain or loss was recognized in connection with the MSG Distribution.  Operating results of discontinued operations for the period from January 1, 2010 through February 9, 2010 are summarized below:

January 1, 2010 through February 9, 2010
Madison Square Garden
Revenues, net	$131,695
Income before income taxes	$7,090
Income tax expense(a)	(11,212)
Loss from discontinued operations, net of income taxes	$(4,122)
_________________
(a)	Income tax expense includes $7,368 resulting from the non-deductibility of certain transaction costs associated with the MSG Distribution.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 10.           DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

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

As of March 31, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 74% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (54% being fixed rate obligations and 20% is effectively fixed through utilization of these interest rate swap contracts) as of March 31, 2011.  The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2011:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at March 31, 2011*

June 2012	$2,600,000	4.86%	0.31%
_________________
*	Represents the floating rate received by the Company under its interest rate swap contracts at March 31, 2011 and does not represent the rates to be received by the Company on future payments.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2011	Fair Value at December 31, 2010	Fair Value at March 31, 2011	Fair Value at December 31, 2010

Interest rate swap contracts	Current derivative contracts	$-	$-	$-	$-

Interest rate swap contracts	Long-term derivative contracts	-	-	142,505	167,278

Prepaid forward contracts	Current derivative contracts	-	-	46,050	47,251

Prepaid forward contracts	Long-term derivative contracts	3,559	-	30,859	12,049

Total derivative contracts		$3,559	$-	$219,414	$226,578

The following represents the impact and location of the Company's derivative instruments within the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010:

		Amount of Loss Recognized
		Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized	2011	2010

Interest rate swap contracts	Loss on interest rate swap contracts, net	$(4,189)	$(35,109)
Prepaid forward contracts	Loss on equity derivative contracts, net	(40,058)	(35,033)
Total derivative contracts		$(44,247)	$(70,142)

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the three months ended March 31, 2011.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	5,401,059
Collateralized indebtedness settled	$(79,020)
Derivative contracts settled	(26,008)
(105,028)
Proceeds from new monetization contracts	125,140
Net cash receipt	$20,112

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 11.           FAIR VALUE MEASUREMENT

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon their own market assumptions.  The fair value hierarchy consists of the following three levels:

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

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

At March 31, 2011:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$229,747	$-	$-	$229,747
Investment securities	111	-	-	111
Investment securities pledged as collateral	530,927	-	-	530,927
Derivative contracts:
Prepaid forward contracts	-	3,559	-	3,559

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	76,909	-	76,909
Interest rate swap contracts	-	142,505	-	142,505

At December 31, 2010:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$338,371	$-	$-	$338,371
Investment securities	103	-	-	103
Investment securities pledged as collateral	471,864	-	-	471,864

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	59,300	-	59,300
Interest rate swap contracts	-	167,278	-	167,278

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

The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

	March 31, 2011
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$814,207

Debt instruments:
Credit facility debt(b)	$6,454,890	$6,497,560
Collateralized indebtedness	398,725	395,277
Senior notes and debentures	3,706,824	4,112,256
Senior subordinated notes	324,134	337,610
CSC Holdings total debt instruments	10,884,573	11,342,703

Cablevision senior notes and debentures	2,165,995	2,383,712
Cablevision total debt instruments	$13,050,568	$13,726,415

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2010
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$795,508

Debt instruments:
Credit facility debt(b)	$6,231,510	$6,277,917
Collateralized indebtedness	352,606	349,853
Senior notes and debentures	3,702,057	4,082,744
Senior subordinated notes	324,071	337,188
CSC Holdings total debt instruments	10,610,244	11,047,702

Cablevision senior notes and debentures	2,165,688	2,328,644
Cablevision total debt instruments	$12,775,932	$13,376,346
_________________
(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The carrying value of the Company's credit facility debt, the substantial portion of which bears interest at variable rates approximates its fair value.

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

NOTE 12.           INCOME TAXES

Cablevision

Cablevision recorded income tax expense of $77,982 for the three months ended March 31, 2011, reflecting an effective tax rate of 43%.  A portion of that represented income tax expense relating to uncertain tax positions, including accrued interest, of $1,946.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in additional tax expense of $322.  Tax expense was recorded for the impact of non-deductible officers' compensation and other non-deductible expenses of $1,274 and $809, respectively.

Cablevision recorded income tax expense of $66,728 for the three months ended March 31, 2010, reflecting an effective tax rate of 46%.  That amount included $8,654 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  Cablevision recorded an income tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).  Absent these items, the effective tax rate for the three months ended March 31, 2010 would have been 42%.  Tax expense was recorded for the impact of non-deductible officers' compensation and other non-deductible expenses of $1,699 and $1,135, respectively.

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's net operating loss carry forward as of March 31, 2011 was approximately $1,900,000.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

CSC Holdings

CSC Holdings recorded income tax expense of $102,569 for the three months ended March 31, 2011, reflecting an effective tax rate of 42%.  A portion of that represented income tax expense relating to uncertain tax positions, including accrued interest, of $1,946.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in additional tax expense of $322.  Tax expense was recorded for the impact of non-deductible officers' compensation and other non-deductible expenses of $1,274 and $809, respectively.

CSC Holdings recorded income tax expense of $86,515 for the three months ended March 31, 2010, reflecting an effective tax rate of 43%.  That amount included $5,581 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  CSC Holdings recorded an income tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).  Absent these items, the effective tax rate for the three months ended March 31, 2010 would have been 41%.  Tax expense was recorded for the impact of non-deductible officers' compensation and other non-deductible expenses of $1,699 and $1,135, respectively.

Subsequent to the utilization of CSC Holdings' net operating loss and tax credit carry forwards, obligations to Cablevision pursuant to the tax allocation policy are expected to increase significantly.  CSC Holdings' net operating loss carry forward on a separate return basis was approximately $589,000 as of March 31, 2011.

The Company

In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense recognized in an interim period.  The estimated annual effective tax rate is revised on a quarterly basis, and therefore, may be different from the rate used in a prior interim period.  In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income from continuing operations must be treated as discrete items.  The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

Upon closing of the proposed distribution of AMC Networks (see Note 15), approximately $260,000 of the Company's net operating loss carry forwards will be allocated to AMC Networks Inc.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 13.           EQUITY PLANS

Cablevision's Equity Plans

Share-Based Payment Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the three months ended March 31, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2010	7,729,770	606,600	$16.23
Granted	1,250,360	407,290	36.10
Vested	(1,883,170)	-	20.87
Awards forfeited	(68,740)	-	20.02
Unvested award balance, March 31, 2011	7,028,220	1,013,890	$19.20

Cablevision recognizes compensation expense for restricted shares issued to its employees using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the service period.

Cablevision restricted shares held by Madison Square Garden employees are not expensed by the Company, however such restricted shares do have a dilutive effect on net income per share attributable to Cablevision stockholders.  The following table summarizes activity relating to Madison Square Garden employees who held Cablevision restricted shares for the three months ended March 31, 2011:

	Number of Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2010	1,217,120	$12.17
Vested	(345,890)	20.45
Awards forfeited	(46,180)	11.07
Unvested award balance, March 31, 2011	825,050	$8.79

During the three months ended March 31, 2011, 2,229,060 Cablevision restricted shares issued to employees of the Company and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 882,087 of these shares, with an aggregate value of $32,762, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 14.           COMMITMENTS AND CONTINGENCIES

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

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contained many of the same allegations as the plaintiffs' original complaint, with limited modifications to address certain of the deficiencies identified in the court's March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an "à la carte" basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  On May 4, 2009, the plaintiffs filed a third amended complaint in order to remove any allegation that non-defendant programmers have been excluded from the market as a result of the practices being challenged in the lawsuit.  In conjunction with the filing of the third amended complaint, on May 1, 2009, the plaintiffs filed a motion to adjudicate that foreclosure of the non-defendant programmers is not a necessary element of the plaintiffs' antitrust injury.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the court granted the defendants' motion and dismissed the third amended complaint with prejudice.  The plaintiffs filed a notice of appeal.  Oral argument before the United States Court of Appeals for the Ninth Circuit took place on March 7, 2011, but no decision has been rendered.

Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks and carriage was restored.  Several class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the United States District Court for the Eastern District of New York and a consolidated complaint was filed in that court on February 22, 2011.  The plaintiffs have asserted claims for breach of contract, unjust enrichment, and consumer fraud.  The Company believes these claims are without merit and intends to defend these lawsuits vigorously.  The Company has filed a motion to dismiss the complaint.

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

DISH Network Contract Dispute

In 2005, subsidiaries of the Company entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC ("VOOM HD") and EchoStar Satellite LLC (the predecessor to DISH Network, LLC ("DISH Network")) agreed to distribute VOOM on DISH Network for a 15-year term.  The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances.  On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD's motion for a preliminary injunction.  On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network's improper termination of the affiliation agreement.  On June 24, 2008, DISH Network answered VOOM HD's amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement.  On July 14, 2008, VOOM HD replied to DISH Network's counterclaims.  The Company believes that the counterclaims asserted by DISH Network are without merit.  VOOM HD and DISH Network each filed cross-motions for summary judgment.  In November 2010, the court denied both parties' cross-motions for summary judgment.  The court also granted VOOM HD's motion for sanctions based on DISH Network's spoliation of evidence and its motion to exclude DISH Network's principal damages expert.  The trial will be scheduled after DISH Network's appeal of the latter two rulings, which is pending.

Other Legal Matters

On April 15, 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings in New York Supreme Court.  The lawsuit raises compensation-related claims (seeking approximately $11,000) related to events in 2005.  The matter is being handled under the direction of an independent committee of the Board of Directors of Cablevision.  Based on the Company's assessment of this possible loss contingency, no provision has been made for this matter in the accompanying consolidated financial statements.

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

Other Matters

Sales Tax Audit

The Company has been under examination by the New York State Department of Taxation and Finance ("NYS") for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded the audit and issued a proposed assessment ("Notice") totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount does not include any amounts which could be assessed for periods subsequent to November 2007, including additional interest and penalties.  The Notice is not a final assessment at this time, because the Company requested, on a timely basis, further review by the Division of Tax Appeals by filing a petition for an Administrative Law Judge hearing.  The principal audit issue is the amount of Optimum Voice revenue that should be subject to tax.  The Company has collected and remitted, and continues to collect and remit, sales tax on more than 75% of its VoIP revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and the Company's reasonable calculation of subscriber interstate and international usage.  NYS has asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  The Company believes that it has substantial defenses to such claim and will continue to vigorously contest the Notice.  No provision has been made for such claim in the accompanying consolidated financial statements.

Montana Property Tax Matter

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, Bresnan Cable's cable and telephone businesses have been taxed separately by the MT DOR.  In 2010, MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable filed a declaratory judgment action against the MT DOR challenging its property tax classifications for 2007 through 2010.  The MT DOR has filed an answer to the action and discovery has commenced.  Under Montana law, a taxpayer must first pay a disputed property tax assessment in order to challenge such assessment.  In accordance with that law, in November 2010, Bresnan Cable paid half of its 2010 property tax assessment under protest and is seeking a refund of the protested amount.  No provision for additional tax, which amount could be up to approximately $15,000, including interest, as a single telephone business for 2007 through 2009 or for the second half of 2010 has been made.  The Company believes it has substantial grounds for challenging the legal validity of MT DOR's assessments for 2007 through 2010 and intends to vigorously assert such challenges.

Other

The Company recently launched its in-home iPad application (which allows subscribers to use the iPad as an additional television monitor in the home) and while most programmers have not objected to the inclusion of their programming in the in-home application, certain programmers have asserted that the application is a material breach of their affiliation agreements and a copyright violation yielding statutory damages.  The Company is engaged in ongoing discussions with programmers and believes it has a strong legal position.  The Company seeks to reach satisfactory resolutions of the issues, although no assurance can be made.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 15.           OTHER MATTERS

Proposed Distribution of AMC Networks Inc.

On December 16, 2010, the Company announced that Cablevision's Board of Directors authorized Cablevision's management to move forward with the spin-off of Rainbow Media Holdings to Cablevision's stockholders (the "AMC Networks Distribution").  On March 10, 2011, the Company announced that its Rainbow Media Holdings business would be renamed AMC Networks Inc. ("AMC Networks") in connection with the proposed AMC Networks Distribution.  The AMC Networks Distribution would be structured as a tax-free pro rata distribution to Cablevision stockholders and is expected to be completed by mid-year 2011, subject to necessary approvals.  As part of the AMC Networks Distribution, a refinancing of what will be the new AMC Networks would create new debt, a portion of which would be used to repay all outstanding debt (excluding capital leases) of Rainbow National Services LLC ("RNS"), an indirect wholly-owned subsidiary of Rainbow Media Holdings, and approximately $1,250,000 of the new AMC Networks debt will be issued to Cablevision or CSC Holdings which will use such new AMC Networks debt to satisfy and discharge outstanding Cablevision or CSC Holdings debt.  It is anticipated that the AMC Networks Distribution would be in the form of a pro rata distribution to all stockholders of Cablevision, with holders of CNYG Class A common stock receiving Class A shares in AMC Networks and holders of CNYG Class B common stock receiving Class B shares in AMC Networks.  Both Cablevision and AMC Networks would continue to be controlled by the Dolan family through their ownership of Class B shares.

The new AMC Networks' businesses will consist of:

•	National programming networks: primarily AMC, WE tv, IFC, and Sundance Channel;

•
Other services which consist primarily of AMC/Sundance Channel Global, Rainbow's international programming business; IFC Entertainment, Rainbow's independent film distribution business; and Rainbow Network Communications, Rainbow's network technical services business.

Businesses that will remain a part of Cablevision include the Telecommunications Services segment, Newsday and the other businesses included in the Company's Other segment.

Completion of the AMC Networks Distribution is subject to a number of external conditions, including the effectiveness of a Form 10 with the Securities and Exchange Commission and the finalization of the terms and conditions of the required financing, as well as final approval by Cablevision's Board of Directors.  In March 2011, the Company received a favorable private letter ruling from the Internal Revenue Service.

Common Stock Repurchase

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  For the three months ended March 31, 2011, Cablevision repurchased an aggregate of 6,677,800 shares for a total cost of approximately $234,392, including commissions (excluding the payment of $16,266 for unsettled purchases reflected as a current liability at December 31, 2010).  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheet.  As of March 31, 2011, the Company had approximately $449,095 of availability remaining under the stock repurchase authorizations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 16.           SEGMENT INFORMATION

The Company classifies its operations into three reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, VoIP and its commercial high-speed data and voice services operations; (2) Rainbow, consisting principally of national programming networks, including AMC, WE tv, IFC, and Sundance Channel, and other services which consist primarily of AMC/Sundance Channel Global, Rainbow's international programming business, IFC Entertainment, Rainbow's independent film distribution business, and Rainbow Network Communications, Rainbow's network technical services business; and (3) Other, consisting principally of (i) Newsday, consisting of the Newsday daily newspaper and related assets, (ii) our motion picture theater business, Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) RASCO, a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.

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

	Three Months Ended March 31,
	2011	2010
Revenues, net from continuing operations
Telecommunications Services	$1,559,140	$1,406,005
Rainbow	272,903	248,372
Other	101,588	109,743
Inter-segment eliminations	(12,077)	(11,719)
	$1,921,554	$1,752,401

Inter-segment eliminations are primarily affiliate revenues recognized by our Rainbow segment from the sale of cable network programming to our Telecommunication Services segment.

	Three Months Ended March 31,
	2011	2010
Inter-segment revenues
Telecommunications Services	$783	$792
Rainbow	6,028	5,460
Other	5,266	5,467
	$12,077	$11,719

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,
	2011	2010
Adjusted operating cash flow from continuing operations
Telecommunications Services	$621,143	$564,838
Rainbow	99,548	91,884
Other	(59,628)	(46,282)
	$661,063	$610,440

	Three Months Ended March 31,
	2011	2010
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(229,880)	$(202,556)
Rainbow	(24,926)	(26,690)
Other	(15,303)	(12,647)
	$(270,109)	$(241,893)

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense included in continuing operations
Telecommunications Services	$(8,299)	$(7,624)
Rainbow	(3,977)	(3,846)
Other	(2,813)	(2,213)
	$(15,089)	$(13,683)

	Three Months Ended March 31,
	2011	2010
Restructuring credits (expense) included in continuing operations
Telecommunications Services	$-	$-
Rainbow	34	212
Other	(171)	(3)
	$(137)	$209

	Three Months Ended March 31,
	2011	2010
Operating income (loss) from continuing operations
Telecommunications Services	$382,964	$354,658
Rainbow	70,679	61,560
Other	(77,915)	(61,145)
	$375,728	$355,073

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended March 31,
	2011	2010
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$453,643	$416,218
Other operating loss	(77,915)	(61,145)
Operating income	375,728	355,073

Items excluded from operating income:
CSC Holdings interest expense	(163,690)	(142,535)
CSC Holdings interest income	522	631
CSC Holdings intercompany interest income	14,770	15,706
Gain on sale of programming interests, net	161	102
Gain on investments, net	59,072	42,292
Loss on equity derivative contracts, net	(40,058)	(35,033)
Loss on interest rate swap contracts, net	(4,189)	(35,109)
Miscellaneous, net	289	373
CSC Holdings income from continuing operations before income taxes	242,605	201,500
Cablevision interest expense	(45,817)	(40,766)
Intercompany interest expense	(14,770)	(15,706)
Cablevision interest income	8	10
Cablevision income from continuing operations before income taxes	$182,026	$145,038

	Three Months Ended March 31,
	2011	2010
Capital Expenditures
Telecommunications Services	$125,195	$143,034
Rainbow	1,599	577
Other	5,819	3,083
	$132,613	$146,694

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of the Company's consolidated net revenues for the three months ended March 31, 2011 and 2010, or 10% or more of its consolidated net trade receivables at March 31, 2011 and December 31, 2010.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 17.           RELATED PARTY TRANSACTIONS

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

The following table summarizes the revenue and expenses (credits) related to services provided to or received from Madison Square Garden included in the Company's condensed consolidated statements of operations:

	2011(a)	2010(a)
Revenues, net	$(2,654)	$(2,429)
Operating expenses (credits):
Technical expenses, net of credits(b)	$38,790	$38,032
Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(945)	(3,309)
Risk management and general insurance allocations	-	(713)
Other	1,263	824
Selling, general and administrative expenses (credits), subtotal	318	(3,198)
Operating expenses, net	39,108	34,834
Net charges	$36,454	$32,405
______________
(a)
Amounts relating to Madison Square Garden for the period prior to the MSG Distribution are eliminated in consolidation.  Operating results of Madison Square Garden are reported in discontinued operations for all periods presented prior to the MSG Distribution.

(b)
Technical expenses include costs incurred by the Company for the carriage of the MSG networks and Fuse program services on Cablevision's cable systems, net of charges to Madison Square Garden for programming and production services and film library usage.

NOTE 18.           SUBSEQUENT EVENTS

Senior Notes Repayment

On April 1, 2011, CSC Holdings' 7-5/8% senior notes matured.  CSC Holdings repaid the principal amount of the notes of $325,796, plus accrued interest, with $275,000 of borrowings under its revolving credit facility on March 31, 2011 and cash-on-hand.

Senior Notes Redemption

In April 2011, RNS issued a notice of redemption to holders of its 8-3/4% senior notes due September 2012, whereby it will redeem on May 13, 2011 100% of the outstanding principal amount at a redemption price equal to 100% of the principal amount of the notes of $300,000, plus accrued and unpaid interest, if any, to the redemption date.  RNS intends to use a combination of (i) cash-on-hand and (ii) availability under its $300,000 revolving credit facility, to fund the redemption.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Dividends

On May 4, 2011, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 6, 2011 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 16, 2011.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per subscriber, per unit, per share data, and tender prices per note, included in the following discussion under this Item 2 are presented in thousands.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital and credit market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.  See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010.

Additional capital and credit market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customer's inability to pay for the services we provide.  We have experienced some of the effects of this economic downturn.  Continuation of events such as these may adversely impact our results of operations, cash flows and financial position.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, Inc. ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").

As a result of the MSG Distribution, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the distribution date.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 81% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2011, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations (Optimum Lightpath).  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as, equipment rental, pay-per-view and video-on-demand.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of servicable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our Optimum Lightpath customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase primarily as a result of contractual rate increases and additional service offerings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Company recently launched its in-home iPad application (which allows subscribers to use the iPad as an additional television monitor in the home) and while most programmers have not objected to the inclusion of their programming in the in-home application, certain programmers have asserted that the application is a material breach of their affiliation agreements and a copyright violation yielding statutory damages.  The Company is engaged in ongoing discussions with programmers and believes it has a strong legal position.  The Company seeks to reach satisfactory resolutions of the issues, although no assurance can be made.

Our cable television video services, which accounted for 47% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2011, face competition from video service provided by incumbent telephone companies, DBS service providers and others.  As discussed in greater detail below, we face intense competition in our New York metropolitan service area from incumbent telephone companies Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company's telecommunications products.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, decide to meet our pricing and/or features or reduce their pricing, our ability to maintain or increase our existing customers and revenue in the future may be negatively impacted.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

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

Our high-speed data services business, which accounted for 17% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2011, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T in our New York metropolitan service area and Qwest in our Bresnan Broadband Holdings, LLC ("Bresnan Cable") service area.  Our growth rate in high-speed data customers and revenues in our New York metropolitan service area has slowed from the growth rates we have experienced in the past due to our high penetration in this service area (55% of servicable passings at March 31, 2011).  Growth rates have also been negatively impacted, although to a lesser extent, by intense competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.  In addition, the regulatory framework for high-speed data service may affect our competitive position.

Our VoIP offering, which accounted for 11% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2011, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T in the New York metropolitan service area and Qwest in our Bresnan Cable service area.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico in the New York metropolitan service area and the U.S. Virgin Islands in the Bresnan Cable service area) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration in the New York metropolitan service area (44% of servicable passings at March 31, 2011).  Growth rates have also been impacted, although to a lesser extent, by intense competition.  Accordingly, the growth rate of both customers and revenues may continue to slow in the future.  In addition, the regulatory framework for voice services may affect our competitive position.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2011.

Optimum Lightpath, which operates in our New York metropolitan area accounted for 4% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2011.  Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Rainbow

For Rainbow, which accounted for 14% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2011, we earn revenues in two principal ways.  First, we receive affiliation payments from cable television system operators (including our cable television systems), DBS distributors and telecommunication providers (collectively referred to as "distributors").  These revenues are generally based on a per subscriber fee basis under multi-year contracts, commonly referred to as "affiliation agreements", which generally provide for annual affiliation rate increases.  The specific affiliation fee revenues we earn vary from period to period, distributor to distributor and also vary among our networks, but are generally based upon the number of each distributor's subscribers who receive our programming, referred to as "viewing subscribers". The terms of certain affiliation agreements provide that the affiliation fee revenues we earn are a fixed contractual monthly fee.

The second principal source of revenues is from advertising.  Under our affiliation agreements with our distributors, we have the right to sell a specified amount of national advertising time on certain of our programming networks.  Our advertising revenues are more variable than affiliation fee revenues because virtually all of our advertising is sold on a short-term basis, not under long-term contracts.  Our advertising arrangements with advertisers provide for a set number of advertising units to air over a specific period of time at a negotiated price per unit. In certain advertising sales arrangements, our programming networks guarantee specified viewer ratings for their programming. If these guaranteed viewer ratings are not met, we are generally required to provide additional advertising units to the advertiser at no charge.  For these types of arrangements, a portion of the related revenue is deferred if the guaranteed viewer ratings are not met and is subsequently recognized either when we provide the required additional advertising time, the guarantee obligation contractually expires or performance requirements become remote. Most of our advertising revenues vary based upon the popularity of our programming as measured by The Nielsen Company.  Our AMC and WE tv programming networks use a traditional advertising sales model, while Sundance Channel principally sells sponsorships.  Prior to December 2010, IFC principally sold sponsorships, but since then it has migrated to a traditional advertising sales model.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

We seek to grow our revenues for Rainbow by increasing the number of viewing subscribers of the distributors that carry our services.  We refer to this as our "penetration."  AMC, which is widely distributed, has a more limited ability to increase its penetration than our less penetrated services.  Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements.  In negotiating for increased or extended carriage, we have in some instances made upfront payments in exchange for additional subscribers or extended carriage, which we record as deferred carriage fees and which are amortized as a reduction to revenue over the period of the related affiliation agreements, or agreed to waive for a specified period or accept lower per subscriber fees if certain additional subscribers are provided.  We also may help fund the distributors' efforts to market our channels.  We believe that these transactions generate a positive return on investment over the contract period.  We seek to increase our advertising revenues by increasing the number of minutes of national advertising sold and by increasing the rates we charge for such advertising, but, ultimately, the level of our advertising revenues, in most cases, is directly related to the overall distribution of our programming, penetration of our services, and the popularity (including within desirable demographic groups) of our services as measured by a rating service.

Our principal goals in this segment are to increase our affiliation fee revenues and our advertising revenues by increasing distribution and penetration of our national services, and increasing our ratings.   To do this, we must continue to contract for and produce high-quality, attractive programming.  There is an increasing concentration of subscribers in the hands of a few distributors, which could create disparate bargaining power between the largest distributors and us by giving those distributors greater leverage in negotiating the price and other terms of affiliation agreements.

Other

Our Other segment, which accounted for 5% of our consolidated revenues, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Rainbow Advertising Sales Corporation ("RASCO"), and (vi) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the three months ended March 31, 2011, advertising revenues accounted for 70% and circulation revenues accounted for approximately 29% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  For the three months ended March 31, 2011, Newsday experienced a $6,392 (12%) decline in advertising revenues as compared to the comparable period in 2010.

On April 15, 2011, Newsday filed its most recent Publishers statement with the Audit Bureau of Circulation which indicated total circulation for the six months ended March 27, 2011 of approximately 299,000 on weekdays, approximately 283,000 on Saturdays and approximately 362,000 on Sundays.  Newsday's total circulation for weekdays, Saturdays and Sundays declined 10.4%, 7.2% and 8.0%, respectively, as compared to the same period in the prior year.  Circulation revenue for the three months ended March 31, 2011 increased $1,032 (5%) over the same period in the prior year due primarily to the impact of home delivery subscription price increases, notwithstanding the aforementioned decline in total circulation.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

MSG Varsity

MSG Varsity, is a network dedicated entirely to showcasing high school sports and activities.  One of the many components of this programming service is the involvement of high schools throughout our New York metropolitan area footprint as co-producers of MSG Varsity's content, in addition to content created by our professional productions.  MSG Varsity is available to all subscribers throughout our footprint in the New York metropolitan area.

RASCO

RASCO is a cable television advertising company that sells local and regional commercial advertising time on cable television networks in the New York metropolitan area and offers advertisers the opportunity to target specific geographic and demographic audiences.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$1,921,554	100%	$1,752,401	100%	$169,153

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	822,466	43	737,596	42	(84,870)
Selling, general and administrative	453,114	24	418,048	24	(35,066)
Restructuring expense (credits)	137	-	(209)	-	(346)
Depreciation and amortization (including impairments)	270,109	14	241,893	14	(28,216)
Operating income	375,728	20	355,073	20	20,655
Other income (expense):
Interest expense, net	(208,977)	(11)	(182,660)	(10)	(26,317)
Gain on sale of programming interests, net	161	-	102	-	59
Gain on investments, net	59,072	3	42,292	2	16,780
Loss on equity derivative contracts, net	(40,058)	(2)	(35,033)	(2)	(5,025)
Loss on interest rate swap contracts, net	(4,189)	-	(35,109)	(2)	30,920
Miscellaneous, net	289	-	373	-	(84)
Income from continuing operations before income taxes	182,026	9	145,038	8	36,988
Income tax expense	(77,982)	(4)	(66,728)	(4)	(11,254)
Income from continuing operations	104,044	5	78,310	4	25,734
Loss from discontinued operations, net of income taxes	-	-	(4,122)	-	4,122
Net income	104,044	5	74,188	4	29,856
Net loss (income) attributable to noncontrolling interests	21	-	(28)	-	49
Net income attributable to Cablevision Systems Corporation stockholders	$104,065	5%	$74,160	4%	$29,905

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Three Months Ended March 31,
	2011	2010
	Amount	Amount	Favorable
Operating income	$375,728	$355,073	$20,655
Share-based compensation	15,089	13,683	1,406
Depreciation and amortization (including impairments)	270,109	241,893	28,216
Restructuring expense (credits)	137	(209)	346
AOCF	$661,063	$610,440	$50,623

Comparison of Three Months Ended March 31, 2011 Versus Three Months Ended March 31, 2010

Consolidated Results – Cablevision Systems Corporation

We classify our operations into three reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Optimum Lightpath;

•
Rainbow, consisting principally of our national programming networks, including AMC, WE tv, IFC and Sundance Channel, and other services which consist primarily of AMC/Sundance Channel Global, Rainbow's international programming business, IFC Entertainment, Rainbow's independent film distribution business, and Rainbow Network Communications, Rainbow's network technical services business; and

•
Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com; (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Rainbow Advertising Sales Corporation ("RASCO"), a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  For the three months ended March 31, 2011 and 2010, we allocated corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans, of $10,679 and $10,521, respectively, to the Rainbow segment.  Following the proposed AMC Networks Distribution, the Company will no longer allocate corporate costs to the Rainbow segment.  In addition, the Telecommunications Services segment currently receives a management fee calculated based on gross revenues of AMC and WE tv (as defined under the terms of the management agreement) on a monthly basis.  These management fees for the three months ended March 31, 2011 and 2010 amounted to $6,740 and $6,218, respectively, and are reported as a contra-expense in the Telecommunications Services segment.  We expect to terminate this management agreement on the date of the AMC Networks Distribution.

The segment financial information set forth below, including the discussion related to individual line items, does not reflect inter-segment eliminations unless specifically indicated.

Subsequent to January 1, 2010, amounts allocated to Madison Square Garden represent charges pursuant to the transition services agreement.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

See "Business Segments Results" for a discussion relating to the operating results of our segments.  In those sections, we provide detailed analysis of the reasons for increases or decreases in the various line items at the segment level.

Revenues, net for the three months ended March 31, 2011 increased $169,153 (10%) as compared to revenues, net for the three months ended March 31, 2010.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$153,135
Increase in revenues of the Rainbow segment	24,531
Decrease in revenues of the Other segment	(8,155)
Inter-segment eliminations	(358)
$169,153

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

•	amortization of program rights, including those for feature films and non-film programming, participation and residual costs, and distribution and production related costs of our Rainbow segment;

•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $84,870 (12%) for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$80,421
Increase in expenses of the Rainbow segment	7,979
Decrease in expenses of the Other segment	(2,978)
Inter-segment eliminations	(552)
$84,870

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $35,066 (8%) for the three months ended March 31, 2011, respectively, as compared to the same period in 2010.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$17,084
Increase in expenses of the Rainbow segment	9,019
Increase in expenses of the Other segment	8,769
Inter-segment eliminations	194
$35,066

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) increased $28,216 (12%) for the three months ended March 31, 2011 as compared to the same period in 2010.  The net increase is attributable to the following:

Net increase in expenses of the Telecommunications Services segment	$27,324
Decrease in expenses of the Rainbow segment	(1,764)
Increase in expenses of the Other segment	2,656
$28,216

Adjusted operating cash flow increased $50,623 (8%) for the three months ended March 31, 2011 as compared to the same period in 2010.  The net increase is attributable to the following:

Increase in AOCF of the Telecommunications Services segment	$56,305
Increase in AOCF of the Rainbow segment	7,664
Decrease in AOCF of the Other segment	(13,346)
$50,623

Interest expense, net increased $26,317 (14%) for the three months ended March 31, 2011, as compared to the same period in 2010.  The net increase is attributable to the following:

Increase due to higher average interest rates on our indebtedness	$7,054
Increase due to change in average debt balances	19,387
Lower interest income	111
Other net decreases	(235)
$26,317

See "Liquidity and Capital Resources" discussion below for details regarding our various borrower groups.

Gain on investments, net of $59,072 and $42,292 for the three months ended March 31, 2011 and 2010, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.

Loss on equity derivative contracts, net of $40,058 and $35,033 for the three months ended March 31, 2011 and 2010, respectively, consists of unrealized and realized losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these losses are partially offset by the gains on investment securities pledged as collateral, which are included in gain on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $4,189 and $35,109 for the three months ended March 31, 2011 and 2010, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company's floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Income tax expense of $77,982 for the three months ended March 31, 2011 reflects an effective tax rate of 43%.  A portion of that amount represented income tax expense relating to uncertain tax positions, including accrued interest, of $1,946.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in additional tax expense of $322.  Tax expense was recorded for the impact of non-deductible officers' compensation and other non-deductible expenses of $1,274 and $809, respectively.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Company recorded income tax expense of $66,728 for the three months ended March 31, 2010, reflecting an effective tax rate of 46%.  A portion of that amount represented income tax expense of $8,654 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  The Company recorded tax benefit of $2,283 resulting from a change in the projected composition of the group of officers for which the tax deduction for compensation may be limited pursuant to Internal Revenue Code Section 162(m).  Absent these items, the effective tax rate for the three months ended March 31, 2010 would have been 42%.  Tax expense was recorded for the impact of non-deductible officers' compensation and other non-deductible expenses of $1,699 and $1,135, respectively.

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

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Telecommunications Services segment.

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$1,559,140	100%	$1,406,005	100%	$153,135
Technical and operating expenses (excluding depreciation and amortization shown below)	659,048	42	578,627	41	(80,421)
Selling, general and administrative expenses	287,248	18	270,164	19	(17,084)
Depreciation and amortization	229,880	15	202,556	14	(27,324)
Operating income	$382,964	25%	$354,658	25%	$28,306

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,
	2011	2010
	Amount	Amount	Favorable
Operating income	$382,964	$354,658	$28,306
Share-based compensation	8,299	7,624	675
Depreciation and amortization	229,880	202,556	27,324
AOCF	$621,143	$564,838	$56,305

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three months ended March 31, 2011 increased $153,135 (11%) as compared to revenues, net for the same period in the prior year.  The net increase is attributable to the following:

	Three Months Ended March 31,			Percent	Increase due to Bresnan	Percent Increase, Net of Bresnan Cable
	2011	2010	Increase	Increase	Cable	Impact
Video (including analog, digital, pay-per-view, video-on-demand and digital video recorder)	$884,183	$803,057	$81,126	10%	$64,415	2%
High-speed data	327,645	294,100	33,545	11	30,126	1
Voice	217,525	197,594	19,931	10	15,785	2
Advertising	33,341	26,104	7,237	28	3,034	16
Other (including installation, home shopping, advertising sales commissions, and other products)	24,210	22,517	1,693	8	1,557	1
Total Cable Television	1,486,904	1,343,372	143,532	11	114,917	2
Optimum Lightpath	77,268	68,148	9,120	13	-	13
Intra-segment eliminations	(5,032)	(5,515)	483	9	-	9
Total Telecommunications Services	$1,559,140	$1,406,005	$153,135	11%	$114,917	3%

Revenue increases reflected above are primarily due to the acquisition of our Bresnan Cable system on December 14, 2010.  Other revenue increases are primarily derived from higher rates (primarily due to an increase in video rates of 2.9% on average, which was implemented beginning in December 2010), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below and additional services sold to our existing video subscribers.  These increases are partially offset by promotional offer pricing discounts, a decline in basic video customers in our New York metropolitan service area and other rate changes.  Our average monthly revenue per basic video subscriber for our New York metropolitan service area only for the three months ended March 31, 2011 was $152.27 as compared to $146.15 and $150.68 for the three months ended March 31, 2010 and December 31, 2010, respectively.  Our average monthly revenue per basic video subscriber for our Bresnan Cable service area for the three months ended March 31, 2011 was $125.10.

We believe the increase in advertising revenue is primarily due to a general improvement in the cable television advertising market.  Additionally, the acquisition of our Bresnan Cable system resulted in an increase in advertising revenue.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services and lower intra-segment revenue.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table presents certain statistical information as of March 31, 2011, December 31, 2010, and March 31, 2010 for our cable television systems, including Optimum Lightpath:

	New York Metropolitan Service Area March 31, 2011		Bresnan Cable Service Area March 31, 2011(1)	Total March 31, 2011	New York Metropolitan Service Area December 31, 2010	Bresnan Cable Service Area December 31, 2010	Total December 31, 2010	Total March 31, 2010
	(in thousands)

Total customers	3,302	(2)	356	3,658	3,302	350	3,652	3,332
Video customers	2,999		307	3,306	3,008	306	3,314	3,064
High-speed data customers	2,678		249	2,927	2,656	239	2,895	2,613
Total voice lines	2,765		154	2,919	2,731	148	2,879	2,636
________________
(1)	Reflects data related to Bresnan Cable, which was acquired by the Company on December 14, 2010.
(2)	Reflects approximately 3 additional customers as a result of a revision in our statistical reporting.

Excluding the impact of our Bresnan Cable system, the Company had a loss of 8,900 video customers in the three months ended March 31, 2011, compared to a gain of 900 in the same period in 2010.  We believe this is largely attributable to the economic downturn, and, to a lesser extent, intense competition, particularly from Verizon.

The length of the economic downturn, along with intense competition, could impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2011 increased $80,421 (14%) as compared to the same period in 2010.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to programming costs for the newly acquired Bresnan Cable system operations of $30,530, rate increases and new program offerings, partially offset by lower subscribers to certain tiers of service	$45,434
Increase in field operations and network related costs primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $18,079, general cost increases and growth in customers	23,122
Increase in call completion and other general costs, primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $7,235	7,642
Increase in franchise fees primarily due to fees for the newly acquired Bresnan Cable system operations of $2,514, increase in revenues subject to franchise fees and higher rates in certain regions	4,237
Intra-segment eliminations	(14)
$80,421

Technical and operating expenses consist primarily of programming costs and direct costs associated with providing and maintaining services to our customers.  These costs typically rise as the number of customers grow and also due to general inflationary cost increases for employees, contractors, programming rates and other various expenses.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decreases due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are based on a percentage of certain categories of revenue, primarily video revenue which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.  However, as a percentage of revenues, we expect these costs to remain relatively constant.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses increased $17,084 (6%) for the three months ended March 31, 2011, as compared to the same period in 2010.  The net increase is attributable to the following:

Increase in sales and marketing costs primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $7,506 and higher employee related costs, partially offset by lower costs related to program carriage disputes recorded in the first quarter 2010 and lower customer promotions	$5,226
Increase in customer related costs, primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $7,366, increased customers and general cost increases, partially offset by a decrease in customer related costs in the New York metropolitan service area primarily due to a reduction in call center labor costs due to fewer calls handled	3,940
Decrease in share-based compensation expense and expenses relating to Cablevision's long-term incentive plans	(398)
Other net increases primarily due to administrative costs associated with the operation of the newly acquired Bresnan Cable system of $5,354, legal costs, other fees and employee costs in the New York metropolitan service area	8,337
Intra-segment eliminations	(21)
$17,084

Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally rise as the number of customers grow and also as a result of general inflationary cost increases for employees and other various expenses.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs may increase with intense competition.

The Telecommunications Services segment currently receives a management fee calculated based on gross revenues of AMC and WE tv (as defined under the terms of the management agreement) on a monthly basis.  These management fees are reported as a contra-expense and amounted to $6,740 and $6,218, respectively.  We expect to terminate this management agreement on the date of the AMC Networks Distribution.

Depreciation and amortization increased $27,324 (13%) for the three months ended March 31, 2011, as compared to the same period in 2010.  The net increase resulted primarily from depreciation and amortization related to the newly acquired Bresnan Cable system of $34,461 and depreciation of new asset purchases, partially offset by certain assets becoming fully depreciated.

Adjusted operating cash flow increased $56,305 (10%) for the three months ended March 31, 2011 as compared to the same period in 2010.  The increase was primarily due to adjusted operating cash flow related to the operations of the newly acquired Bresnan Cable system of $36,105 and an increase in revenue, partially offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Rainbow

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Rainbow segment.

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$272,903	100%	$248,372	100%	$24,531
Technical and operating expenses (excluding depreciation, amortization)	90,411	33	82,432	33	(7,979)
Selling, general and administrative expenses	86,921	32	77,902	31	(9,019)
Restructuring credits	(34)	-	(212)	-	(178)
Depreciation and amortization	24,926	9	26,690	11	1,764
Operating income	$70,679	26%	$61,560	25%	$9,119

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$70,679	$61,560	$9,119
Share-based compensation	3,977	3,846	131
Restructuring credits	(34)	(212)	178
Depreciation and amortization	24,926	26,690	(1,764)
AOCF	$99,548	$91,884	$7,664

The Rainbow segment consists of the national networks: AMC, WE tv, IFC, and Sundance Channel and other services which consist primarily of AMC/Sundance Channel Global (Rainbow's international programming business), IFC Entertainment, and Rainbow Network Communications.

The Rainbow segment also includes the operating results of VOOM HD (the domestic programming of which ceased in January 2009).  As of March 31, 2011, VOOM HD internationally distributes the Rush HD channel, a network dedicated to action and adventure sports.  The 2011 operating loss of VOOM HD of $4,491 included primarily legal fees, costs and related expenses of approximately $3,100 incurred in connection with the DISH Network contract dispute and technical expense of approximately $1,200 resulting primarily from a reduction in the estimated useful life of program rights related to ceasing distribution of the Rush HD channel in Europe in April 2011.  The 2010 operating loss of VOOM HD of $5,450 included primarily legal fees, costs and related expenses incurred in connection with the DISH Network contract dispute.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three months ended March 31, 2011 increased $24,531 (10%) as compared to revenues, net for the same period in 2010.  The net increase is attributable to the following:

Increase in advertising/sponsorship revenues at the national networks primarily at AMC and WE tv resulting from higher pricing per unit sold due to increased demand of our programming by advertisers, and, to a lesser extent IFC. In December 2010, IFC migrated to a traditional advertising sales model; prior to that IFC principally sold sponsorships.	$12,961
Net increase in affiliation fee revenues and other revenues at the national networks, primarily at AMC and WE tv resulting from increases in affiliation rates and subscribers (see below).	6,848
Increase in revenues, net from foreign affiliation fee revenues primarily from the AMC Canadian distribution channel due to an increase in subscribers and the number of operators that carry our services, and to a lesser extent, due to the strengthening of the Canadian dollar, as well as increased distribution revenues at IFC Entertainment and an increase in origination fee revenue at Rainbow Network Communications	5,236
Decrease in revenues, net at VOOM HD due to lower foreign distribution revenue	(514)
$24,531

Revenue increases discussed above are primarily derived from an increase in contractual affiliation rates charged for our services, an increase in the number of subscribers and an increase in the prices and level of advertising on our networks.  The following table presents certain subscriber information at March 31, 2011, December 31, 2010 and March 31, 2010:

	Estimated Domestic Subscribers
	As of March 31, 2011	As of December 31, 2010	As of March 31, 2010
	(in thousands)
National Programming Networks:
AMC(1)	96,800	96,400	95,500
WE tv(1)	77,000	76,800	76,000
IFC(1)	62,200	62,700	61,800
Sundance Channel(2)	40,100	39,900	39,000
______________
(1)	Estimated U.S. subscribers as measured by Nielsen Media Research ("Nielsen").
(2)	Subscriber counts are based on internal management reports and represent viewing subscribers because Sundance Channel is not measured by Nielsen.

Technical and operating expenses (excluding depreciation and amortization) for the three months ended March 31, 2011 increased $7,979 (10%) as compared to the same period in 2010.  The increase is attributable to the following:

Net increase in programming costs at the national networks primarily at AMC due to increased amortization of program rights, partially offset by a decrease at Sundance Channel	$3,996
Net increase in programming costs at Rainbow's other services (excluding VOOM HD) resulting primarily from an increase in program rights and programming related costs at AMC/Sundance Channel Global due to increased distribution and increased content acquisition costs at IFC Entertainment	2,768
Increase in programming costs at VOOM HD resulting primarily from a reduction in the estimated useful life of program rights related to ceasing distribution of the Rush HD channel in Europe in April 2011	1,215
$7,979

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Selling, general and administrative expenses for the three months ended March 31, 2011 increased $9,019 (12%) as compared to the same period in 2010.  The net increase is attributable to the following:

Net increase in selling, marketing and advertising costs at the national networks, primarily at IFC and WE tv, partially offset by a decrease at AMC. The net increase in marketing expense resulted from the timing of promotion and marketing of original programming and the number of premieres that occurred during the quarter. Additionally, advertising sales related costs increased at IFC following the migration to an advertising sales model in December 2010	$8,179
Increase in general and administrative costs due primarily to an increase in employee related costs and an increase in management fees at AMC and WE tv paid to Cablevision's Telecommunications Services segment resulting from increased revenues	3,246
Increase in selling, marketing and advertising costs at Rainbow's other services, primarily at AMC/Sundance Channel Global and at IFC Entertainment	808
Decrease in selling, general and administrative expenses at VOOM HD due primarily to lower legal expenses in connection with the DISH Network contract dispute	(2,906)
Net decrease in share-based compensation expense and expenses relating to Cablevision's long-term incentive plans	(308)
$9,019

There may be significant changes in the level of our selling, general and administrative expenses from quarter to quarter and year to year due to the timing of promotion and marketing of original programming.  The increase in selling, marketing and advertising costs at IFC and WE tv for the three months ended March 31, 2011 compared to the same period in 2010 may not be indicative of the full year results for the year ending December 31, 2011.

Depreciation and amortization decreased $1,764 (7%) for the three months ended March 31, 2011 as compared to the same period in 2010.  Amortization of intangible assets decreased $1,886 for the three months ended March 31, 2011 as compared to the same period in 2010 primarily resulting from certain identifiable intangible assets of Sundance Channel becoming fully amortized in the fourth quarter of 2010.  Depreciation expense increased $122 for the three months ended March 31, 2011 as compared to the same period in 2010.

Adjusted operating cash flow increased $7,664 for the three months ended March 31, 2011 as compared to the same period in 2010 due to an increase in revenues, net of $24,531, partially offset by an increase in operating expenses of $16,867 resulting primarily from an increase in technical and operating expense and an increase in selling, general and administrative expense, excluding share-based compensation expense, restructuring credits and depreciation and amortization expense, as discussed above.

See discussion of the proposed distribution of Rainbow Media Holdings on page 64.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other

The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Three Months Ended March 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$101,588	100%	$109,743	100%	$(8,155)
Technical and operating expenses (excluding depreciation and amortization shown below)	83,369	82	86,347	79	2,978
Selling, general and administrative expenses	80,660	79	71,891	66	(8,769)
Restructuring expense	171	-	3	-	(168)
Depreciation and amortization (including impairments)	15,303	15	12,647	12	(2,656)
Operating loss	$(77,915)	77%	$(61,145)	56%	$(16,770)

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended March 31,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(77,915)	$(61,145)	$(16,770)
Share-based compensation	2,813	2,213	600
Restructuring expense	171	3	168
Depreciation and amortization (including impairments)	15,303	12,647	2,656
AOCF deficit	$(59,628)	$(46,282)	$(13,346)

Revenues, net for the three months ended March 31, 2011 decreased $8,155 (7%) as compared to revenues, net for the same period in the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $74,732 to $68,717) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(6,015)
Increase in advertising revenues at News 12 Networks and commission revenues at RASCO	2,334
Decrease in other revenues primarily at Clearview Cinemas	(3,163)
Intra-segment eliminations	(1,311)
$(8,155)

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2011 decreased $2,978 (3%) as compared to the same period in the prior year.  The net decrease is attributable to the following:

Decrease in expenses at Newsday (from $46,829 to $45,502) primarily due to a decrease in production and transportation expenses driven primarily by lower union compensation costs, distribution expense driven primarily by declines in circulation and preprint advertising sales volume, partially offset by an increase in newsprint and ink expenses	$(1,327)
Increase in operating costs of the MSG Varsity network	805
Other net decreases, primarily at Clearview Cinemas	(2,456)
$(2,978)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general, and administrative expenses increased $8,769 (12%) for the three months ended March 31, 2011 as compared to the same period in the prior year.  The net increase is attributable to the following:

Transaction costs related to the proposed AMC Networks Distribution	$8,021
Increase in costs at MSG Varsity, RASCO and News 12 Networks	3,095
Net decrease in charges to Madison Square Garden for transition services	1,929
Decrease in unallocated Corporate costs due primarily to an increase in allocations to business units	(1,851)
Other net decreases, including a decrease of $794 at Newsday	(1,111)
Intra-segment eliminations	(1,314)
$8,769

Depreciation and amortization (including impairments) for the three months ended March 31, 2011 increased $2,656 (21%) as compared to the same period in the prior year.  The net increase is primarily due to depreciation of new asset purchases, partially offset by a decrease in depreciation due to certain assets becoming fully depreciated.

Adjusted operating cash flow deficit increased $13,346 (29%) for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 (including Newsday's AOCF deficit of $4,139 for the three months ended March 31, 2011 compared to AOCF of $1,194 for the three months ended March 31, 2010).  The decrease was due primarily to a decrease in revenues, net, and an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

CSC Holdings, LLC

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended March 31,
	2011	2010
Net income attributable to Cablevision Systems Corporation stockholders	$104,065	$74,160
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009 and April 2010 included in Cablevision's consolidated statements of operations	45,817	40,766
Interest income related to cash held at Cablevision	(8)	(10)
Interest income included in CSC Holdings' consolidated statements of operations related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	14,770	15,706
Income tax benefit included in Cablevision's consolidated statements of operations related to the items listed above	(24,587)	(19,787)
Net income attributable to CSC Holdings, LLC's sole member	$140,057	$110,835

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CASH FLOW DISCUSSION

Continuing Operations – Cablevision Systems Corporation

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $424,971 for the three months ended March 31, 2011 compared to $387,162 for the three months ended March 31, 2010.  The 2011 cash provided by operating activities resulted from $374,153 of income before depreciation and amortization (including impairments), $141,512 of non-cash items and a $43,609 decrease in current and other assets.  Partially offsetting these increases was a decrease of $45,843 in accounts payable and accrued liabilities, a decrease of $63,687 resulting from the acquisition of and payment of obligations relating to program rights, and a $24,773 decrease in liabilities under derivative contracts.

The 2010 cash provided by operating activities resulted from $320,203 of income before depreciation and amortization (including impairments), $144,845 of non-cash items, and a $32,711 decrease in current and other assets.  Partially offsetting these increases were decreases of $48,066 in accounts payable and other liabilities and a $62,531 decrease in cash resulting from the acquisition of and payment of obligations relating to program rights.

The increase in cash provided by operating activities of $37,809 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $50,617, partially offset by a decrease of $12,808 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 amounted to $131,863 compared to $144,900 for the three months ended March 31, 2010.  The 2011 investing activities consisted primarily of $132,613 of capital expenditures ($125,195 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $750.

The 2010 investing activities consisted primarily of $146,694 of capital expenditures ($143,034 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $1,794.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $77,034 for the three months ended March 31, 2011 compared to $162,839 for the three months ended March 31, 2010.  In 2011, the Company's financing activities consisted primarily of treasury stock purchases of $250,658, dividend payments to common stockholders of $37,753 and payment of $32,762 resulting from the net share settlement of restricted stock awards, partially offset by net proceeds from bank debt of $223,137, proceeds from collateralized indebtedness of $20,112 and other net cash receipts of $890.

In 2010, the Company's financing activities consisted primarily of the repayment of the note payable due to Madison Square Garden of $190,000, dividend payments to common stockholders of $30,519, other net cash payments of $4,820, partially offset by net proceeds from bank borrowings of $62,500.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Continuing Operations - CSC Holdings, LLC

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $460,240 for the three months ended March 31, 2011 compared to $412,648 for the three months ended March 31, 2010.  The 2011 cash provided by operating activities resulted from $410,145 of income before depreciation and amortization (including impairments), $164,758 of non-cash items and a $25,467 decrease in current and other assets.  Partially offsetting these increases was a decrease of $51,670 in accounts payable and accrued liabilities, a decrease of $63,687 resulting from the acquisition of and payment of obligations relating to program rights, and a $24,773 decrease in liabilities under derivative contracts.

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

The increase in cash provided by operating activities of $47,592 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $57,945, partially offset by a decrease of $10,353 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 amounted to $131,863 compared to $144,900 for the three months ended March 31, 2010.  The 2011 investing activities consisted primarily of $132,613 of capital expenditures ($125,195 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $750.

The 2010 investing activities consisted primarily of $146,694 of capital expenditures ($143,034 of which relate to our Telecommunications Services segment), partially offset by other net cash receipts of $1,794.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $66,077 for the three months ended March 31, 2011 compared to $212,941 for the three months ended March 31, 2010.  In 2011, CSC Holdings' financing activities consisted primarily of net distributions to Cablevision of $307,899 and other net cash payments of $1,427, partially offset by net proceeds from bank borrowings of $223,137 and proceeds from collateralized indebtedness of $20,112.

In 2010, the Company's financing activities consisted primarily of the repayment of the note payable due to Madison Square Garden of $190,000, net distributions to Cablevision of $84,011 and other net cash payments of $1,430, partially offset by net proceeds from bank borrowings of $62,500.

Discontinued Operations – Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $5,589 for the three months ended March 31, 2010.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Liquidity and Capital Resources

Overview

Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of Cablevision NY Group ("CNYG") Class A common stock, CNYG Class B common stock and approximately $2,931,000 of debt securities, including approximately $2,177,000 face value of debt securities held by third party investors and approximately $754,000 held by Newsday Holdings LLC.  The $754,000 of notes are eliminated in Cablevision's consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

Funding for the debt service requirements of our debt securities is provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under credit facilities made available to the Restricted Group (as later defined), RNS and Bresnan Cable, and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash on hand, cash generated from operating activities and borrowings under credit facilities of the Restricted Group, RNS and Bresnan Cable will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet our future cash funding requirements.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.

We have assessed the implications of the volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $630,455 under our credit facilities and senior notes as of March 31, 2011.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings, RNS and Bresnan Cable revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the three months ended March 31, 2011:

	Restricted Group	Rainbow National Services		Newsday LLC(a)	Bresnan Cable	Other Entities	Eliminations(b)	Total CSC Holdings	Cablevision	Eliminations(c)	Total Cablevision
Credit facility debt	$4,636,661	$412,500	(d)	$650,000	$755,729	$-	$-	$6,454,890	$-	$-	$6,454,890
Capital lease obligations	-	14,657		1,446	-	39,737	(5,773)	50,067	-	-	50,067
Senior notes and debentures	3,157,205	299,619	(d)	-	250,000	-		3,706,824	2,919,712	(753,717)	5,872,819
Senior subordinated notes	-	324,134		-	-	-	-	324,134	-	-	324,134
Collateralized indebtedness relating to stock monetizations	-	-		-	-	398,725	-	398,725	-	-	398,725
Total debt	$7,793,866	$1,050,910		$651,446	$1,005,729	$438,462	$(5,773)	$10,934,640	$2,919,712	$(753,717)	$13,100,635
Interest expense	$107,267	$18,263		$17,348	$14,810	$6,002	$-	$163,690	$60,587	$(14,770)	$209,507
Capital expenditures	$114,033	$484		$182	$11,287	$6,627	$-	$132,613	$-	$-	$132,613
_________________
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
(d)
In April 2011, RNS issued a notice of redemption to holders of its 8-3/4% senior notes due September 2012, whereby it will redeem on May 13, 2011 100% of the outstanding principal amount at a redemption price equal to 100% of the principal amount of the notes of $300,000, plus accrued and unpaid interest, if any, to the redemption date.  RNS intends to use a combination of (i) cash-on-hand, and (ii) availability under its $300,000 revolving credit facility, to fund the redemption.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of the Company's outstanding credit facility debt:

		Weighted Average Interest Rate at	Carrying Value at
	Maturity Date	March 31, 2011	March 31, 2011	December 31, 2010
Restricted Group:
Revolving credit facility (a)	February 24, 2012	1.02%	$114,460	$77,990
Extended revolving credit facility (a)	March 31, 2015	2.52%	905,540	617,010
Term A-1 credit facility	February 24, 2012	1.06%	51,762	69,016
Term A-3 extended credit facility	March 31, 2015	2.56%	437,116	449,259
Term B credit facility	March 29, 2013	2.06%	323,403	324,254
Term B-2 extended credit facility	March 29, 2016	3.56%	1,142,721	1,145,728
Term B-3 extended credit facility	March 29, 2016	3.31%	1,661,659	1,665,855
Restricted Group credit facility debt			4,636,661	4,349,112

Rainbow National Services:
Term A credit facility	June 30, 2013	1.25%	412,500	425,000
Revolving credit facility (b)	June 30, 2012	-	-	50,000
Incremental revolving credit facility (b)	June 30, 2012	-	-	-
Rainbow National Services credit facility debt			412,500	475,000

Bresnan Cable:
Term credit facility	December 14, 2017	4.50%	755,729	757,398
Revolving credit facility (c)	December 14, 2015	-	-	-
Bresnan Cable credit facility debt			755,729	757,398

Newsday:
Fixed term rate credit facility	August 1, 2013	10.50%	525,000	525,000
Floating term rate credit facility	August 1, 2013	6.55%	125,000	125,000
Newsday credit facility debt			650,000	650,000

Total credit facility debt			$6,454,890	$6,231,510
______________
(a)
At March 31, 2011, $57,572 of the revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $334,881 of the revolving credit facilities was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
Total undrawn revolver commitments at March 31, 2011 consisted of $300,000 under the original revolver and another $280,000 under the incremental revolving credit facility, which are available to be drawn to meet the net funding and investment requirements of RNS.  RNS expects to draw amounts under this revolving credit facility to redeem $300,000 of its 8-3/4% senior notes due September 2012, which, as described below, are to be redeemed on May 13, 2011.

(c)
At March 31, 2011, $350 of the revolving credit facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,650 of the revolver was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of the Company's capital expenditures for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Capital Expenditures

Consumer premise equipment	$52,558	$78,698
Scalable infrastructure	28,904	15,228
Line extensions	8,560	8,360
Upgrade/rebuild	4,185	3,650
Support	12,830	16,147
Total Cable Television	107,037	122,083
Optimum Lightpath	18,158	20,951
Total Telecommunications Services	125,195	143,034
Rainbow	1,599	577
Other	5,819	3,083
Total Cablevision	$132,613	$146,694

Restricted Group

As of March 31, 2011, CSC Holdings and those of its subsidiaries which conduct our cable television video operations in the New York metropolitan area, and high-speed data service, and our VoIP services operations, as well as Optimum Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

•
an extended incremental term facility agreement (the "term B-3 extended credit facility") that provided for the extension of the maturity date for lenders holding approximately $1,678,000 under CSC Holdings' existing $2,200,000 incremental term facility, at the time of the launch of the transaction, to March 29, 2016.  Lenders under the term B-3 extended credit facility are entitled to an extension fee payment of 1.25% per annum of the outstanding loans under the term B-3 extended credit facility.

On June 30, 2010, the availability period for $20,000 of revolving credit commitments under CSC Holdings' Revolving Credit Facility was extended to March 31, 2015 and the maturity date of $4,786 of loans under CSC Holdings' existing term A facility was extended to March 31, 2015.

The revolver has no required interim repayments.  The term A-1 credit facility requires quarterly repayments of approximately $17,254 in 2011.  The extended term A facility is subject to quarterly repayments of approximately $12,142 through March 2012, approximately $18,213 beginning in June 2012 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  The term B credit facility is subject to quarterly repayments of approximately $851 through March 2012 and approximately $80,000 beginning on June 30, 2012 through its maturity date in March 2013.  The term B-2 extended credit facility is subject to quarterly repayments of approximately $3,007 through December 2015 and a final payment of approximately $1,085,585 upon maturity in March 2016.  The term B-3 extended credit facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

On April 1, 2011, CSC Holdings' 7-5/8% senior notes matured.  CSC Holdings repaid the principal amount of the notes of $325,796, plus accrued interest, with $275,000 of borrowings under its revolving credit facility on March 31, 2011 and cash-on-hand.

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 pre-payment of the unextended term B credit facility.  In addition, in December 2010, the Company utilized $395,000 of its revolver commitments to make a $395,000 equity contribution in Bresnan Cable.

The principal financial covenants for the Restricted Group credit facility as of March 31, 2011 are summarized below:

	Maximum Total Leverage to Cash Flow(a)	Maximum Senior Secured Leverage to Cash Flow(a)	Minimum Ratio of Cash Flow to Interest Expense(a)	Minimum Ratio of Cash Flow Less Cash Taxes to Total Debt (a)

Revolving credit facility	4.5	3.0	2.0 to 1	1.5 to 1
Extended revolving credit facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-1 credit facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-3 extended credit facility	4.5	3.0	2.0 to 1	1.5 to 1
Term B credit facility(b)	5.0	4.5	n/a	n/a
Term B-2 extended credit facility(b)	5.0	4.5	n/a	n/a
Term B-3 extended credit facility(b)	5.0	4.5	n/a	n/a
______________
(a)	As defined in each respective credit facility.
(b)	Incurrence based only.

These covenants and restrictions on the permitted use of borrowed funds in the revolving credit facility may limit CSC Holdings' ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the revolving credit facility, the extended revolving credit facility, the term A-1 credit facility, the term A-3 extended credit facility, the term B credit facility, the term B-2 extended credit facility, and the term B-3 extended credit facility, there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum senior secured leverage ratio (each as defined in the term A-1 credit facility).  CSC Holdings' ability to make restricted payments is also limited by provisions in the term B credit facility, term B-2 extended credit facility, term B-3 extended credit facility, and the indentures covering CSC Holdings' notes and debentures.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of March 31, 2011.

As of March 31, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 74% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (54% being fixed rate obligations and 20% is effectively fixed through utilization of these interest rate swap contracts) as of March 31, 2011.  The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2011:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at March 31, 2011*

June 2012	$2,600,000	4.86%	0.31%
______________
*	Represents the floating rate received by the Company under its interest rate swap contracts at March 31, 2011 and does not represent the rates to be received by the Company on future payments.

Rainbow National Services

Rainbow National Services LLC ("RNS"), an indirect wholly-owned subsidiary of Rainbow Media Holdings, owns the Company's AMC, WE tv and IFC programming networks.  Sources of cash for RNS include primarily cash flow from the operations of the businesses in RNS and borrowings under its revolving credit facilities.  RNS' principal uses of cash include: the debt service of RNS and the net funding and investment requirements of other Rainbow programming entities including IFC Entertainment, Rainbow's international programming services and the net costs of VOOM HD.  We currently expect that the net funding and investment requirements of RNS for the next 12 months including term loan repayments aggregating $50,000 will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under RNS' credit facilities.

RNS has an $800,000 senior secured credit facility (the "RNS Credit Facility"), which consists of a $500,000 term A credit facility and a $300,000 revolving credit facility.  The term A credit facility matures June 30, 2013 and the revolving credit facility matures June 30, 2012.  The RNS Credit Facility allows RNS to utilize up to $50,000 of the revolving credit facility for letters of credit and up to $5,000 for a swing loan.  Further, the RNS Credit Facility provides for an incremental facility of up to $925,000, provided that it be for a minimum amount of $100,000.  On June 3, 2008, RNS entered into an Incremental Revolver Supplement (the "RNS Incremental Revolver") whereby RNS received commitments from lenders in the amount of $280,000.  The interest rate under the Incremental Revolver is 2.0% over the Eurodollar rate for Eurodollar-based borrowings and 1.0% over the Base Rate for Base Rate borrowings (as defined in the Incremental Revolver).  The terms and conditions of the Incremental Revolver are no more restrictive than those of the RNS Credit Facility.  Borrowings under the RNS Incremental Revolver may be repaid without penalty at any time.  There were no borrowings outstanding under the RNS Incremental Revolver facility at March 31, 2011.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

RNS was in compliance with all of its financial covenants under the RNS Credit Facility as of March 31, 2011.  In addition, RNS is also subject to covenants of the senior and senior subordinated notes it has issued, which are generally less restrictive than those contained in the RNS Credit Facility.

In April 2011, RNS issued a notice of redemption to holders of its 8-3/4% senior notes due September 2012, whereby it will redeem on May 13, 2011 100% of the outstanding principal amount at a redemption price equal to 100% of the principal amount of the notes of $300,000, plus accrued and unpaid interest, if any, to the redemption date.  RNS intends to use a combination of (i) cash-on-hand and (ii) availability under its $300,000 revolving credit facility, to fund the redemption.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday LLC's $650,000 senior secured credit facility is comprised of two components: a $525,000 10.50% fixed rate term credit facility and a $125,000 floating rate term credit facility.   The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments are required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of March 31, 2011.

Borrowings by Newsday LLC under its senior secured credit facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.

Bresnan Cable

We currently expect that net funding and investment requirements for Bresnan Cable for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and borrowings under its revolving credit facility.

Bresnan Cable has a $840,000 senior secured credit facility which is comprised of two components: a $765,000 term credit facility and a $75,000 revolving credit facility (collectively, the "Bresnan Credit Agreement").  In connection with the financing of the Bresnan Cable acquisition, the full $765,000 amount of the term credit facility was drawn, net of an original issue discount of approximately $7,700. The revolving credit facility, which includes a $25,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans, was not drawn in connection with the transaction. Such revolving credit facility is expected to be available to provide for ongoing working capital requirements and for other general corporate purposes of the Company and its subsidiaries.

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

All obligations under the Bresnan Credit Agreement are guaranteed by BBHI Holdings LLC ("Holdings Sub") (the direct parent of Bresnan Cable) and each of Bresnan Cable's existing and future direct and indirect domestic subsidiaries that are not designated as unrestricted subsidiaries in accordance with the Bresnan Credit Agreement (the "Guarantors"). All obligations under the Bresnan Credit Agreement, including the guarantees of those obligations, are secured by certain assets of the Bresnan Cable and the Guarantors, including a pledge of the equity interests of Bresnan Cable.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The term credit facility requires quarterly repayments of $1,913 from 2011 through September 2017, and $713,363 on December 14, 2017, the maturity date of the term credit facility.  Any amounts outstanding under the revolving credit facility are due at maturity on December 14, 2015.

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

Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of March 31, 2011.

Monetization Contracts Maturities

The following monetization contracts relating to our Comcast common stock matured during the three months ended March 31, 2011:

Month of Maturity	Shares covered under monetization contract
January 2011	2,668,875
March 2011	2,732,184

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of new monetization transactions on our Comcast common stock that will mature in January and April 2013.

During the next 12 months, monetization contracts covering 8,006,625 shares of Comcast common stock mature.  The Company intends to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Other Events

Dividends

During the three months ended March 31, 2011, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
February 15, 2011	$0.125	February 28, 2011	March 21, 2011

Cablevision paid dividends aggregating $37,753 during the three months ended March 31, 2011, primarily from the proceeds of dividend payments to Cablevision from CSC Holdings.  In addition, as of March 31, 2011, up to approximately $5,904 will be paid when, and if, restrictions lapse on restricted shares outstanding.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

During the three months ended March 31, 2011, CSC Holdings made distributions to Cablevision aggregating $307,899.  These distributions were funded from cash on hand, cash from operations and borrowings under its revolving credit facility.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest payments on certain of its senior notes;

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and

•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

On May 4, 2011, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 6, 2011 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 16, 2011.

Proposed Distribution of AMC Networks Inc.

On December 16, 2010, the Company announced that Cablevision's Board of Directors authorized Cablevision's management to move forward with the spin-off of Rainbow Media Holdings to Cablevision's stockholders (the "AMC Networks Distribution").  On March 10, 2011, the Company announced that its Rainbow Media Holdings business would be renamed AMC Networks Inc. ("AMC Networks") in connection with the proposed AMC Networks Distribution. The AMC Networks Distribution would be structured as a tax-free pro rata distribution to Cablevision stockholders and is expected to be completed by mid-year 2011, subject to necessary approvals.  As part of the AMC Networks Distribution, a refinancing of what will be the new AMC Networks would create new debt, a portion of which would be used to repay all outstanding debt (excluding capital leases) of RNS and approximately $1,250,000 of the new AMC Networks debt will be issued to Cablevision or CSC Holdings which will use such new AMC Networks debt to satisfy and discharge outstanding Cablevision or CSC Holdings debt.  It is anticipated that the AMC Networks Distribution would be in the form of a pro rata distribution to all stockholders of Cablevision, with holders of CNYG Class A common stock receiving Class A shares in AMC Networks and holders of CNYG Class B common stock receiving Class B shares in AMC Networks.  Both Cablevision and AMC Networks would continue to be controlled by the Dolan family through their ownership of Class B shares.

The new AMC Networks' businesses will consist of:

•	National programming networks: primarily AMC, WE tv, IFC, and Sundance Channel;

•
Other services which consist primarily of AMC/Sundance Channel Global, Rainbow's international programming business; IFC Entertainment, Rainbow's independent film distribution business; and Rainbow Network Communications, Rainbow's network technical services business.

Businesses that will remain a part of Cablevision include the Telecommunications Services segment, Newsday and the other businesses included in the Company's Other segment.

Completion of the AMC Networks Distribution is subject to a number of external conditions, including the effectiveness of a Form 10 with the Securities and Exchange Commission and the finalization of the terms and conditions of the required financing, as well as final approval by Cablevision's Board of Directors.  In March 2011, the Company received a favorable private letter ruling from the Internal Revenue Service.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Common Stock Repurchase

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand and/or borrowings under CSC Holdings' revolving credit facility which would be distributed to Cablevision.  Through March 31, 2011, Cablevision repurchased an aggregate of 17,503,400 shares for a total cost of approximately $550,905, including commissions of $175.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheet.  As of March 31, 2011, we had approximately $449,095 of availability remaining under our stock repurchase authorizations.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2011, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2011, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $398,725 at March 31, 2011.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of March 31, 2011, the fair value and the carrying value of our holdings of Comcast common stock aggregated $530,927.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $53,093.  As of March 31, 2011, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $73,350, a net payable position.  For the three months ended March 31, 2011, we recorded a net loss on our outstanding equity derivative contracts of $40,058 and recorded unrealized and realized gains of $59,063 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2010, net liability position	$(59,300)
Change in fair value, net	(40,058)
Settlement of contracts	26,008
Fair value as of March 31, 2011, net liability position	$(73,350)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High
Comcast
	8,006,625	2011	$14.76 - $17.45	$17.71	$22.68
	8,069,934	2012	$17.57 - $18.85	$21.09	$22.62
	5,401,059	2013	$22.11 - $24.21	$26.53	$29.05
______________
(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2011, the fair value of our fixed rate debt of $8,552,253 was more than its carrying value of $7,876,407 by $675,846.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2011 would increase the estimated fair value of our fixed rate debt by $328,417 to $8,880,670.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

As of March 31, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  As of March 31, 2011, our outstanding interest rate swap contracts had a fair value and carrying value of $142,505 a net liability position, as reflected under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at March 31, 2011 would increase our liability under these derivative contracts by approximately $12,168 to a liability of $154,673.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

For the three months ended March 31, 2011, we recorded a net loss on interest swap contracts of $4,189, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts
Fair value as of December 31, 2010, a net liability position	$(167,278)
Cash payments, net	28,962
Change in fair value, net	(4,189)
Fair value as of March 31, 2011, a net liability position	$(142,505)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control

During the three months ended March 31, 2011, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.               OTHER INFORMATION
Item 1.	Legal Proceedings

Reference is made to an antitrust lawsuit filed in the U.S. District Court for the Central District of California against the Company and several other defendants, including other cable and satellite providers and programming content providers, described on page 38 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  Oral argument before the United States Court of Appeals for the Ninth Circuit took place on March 7, 2011, but no decision has been rendered.  See also Note 14 to Condensed Consolidated Financial Statements.

Reference is made to the class action lawsuits relating to the carriage of certain Fox broadcast stations and cable networks described on page 39 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  Those lawsuits were consolidated in an action before the United States District Court for the Eastern District of New York and a consolidated complaint was filed in that court on February 22, 2011.  The plaintiffs have asserted claims for breach of contract, unjust enrichment, and consumer fraud.  The Company believes these claims are without merit and intends to defend these lawsuits vigorously.  The Company has filed a motion to dismiss the complaint.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information concerning transactions under Cablevision's share repurchase program during the three month period ended March 31, 2011.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(3)
January 1 - January 31	3,421,900	$34.16	14,247,500	$66,584,843
February 1 - February 28	2,030,900	36.39	16,278,400	492,672,176
March 1 - March 31	1,225,000	35.57	17,503,400	449,094,684
_________________
(1)
On June 14, 2010, the Company's Board of Directors authorized the repurchase of up to $500 million of CNYG Class A common stock.  On February 15, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $500 million of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market. The program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.

(2)	This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.
(3)	Includes brokerage commissions paid by the Company.

The table above does not include any shares received in connection with participant forfeitures of awards pursuant to the Company's employee stock plan.

Item 6.	Exhibits

(a)	Index to Exhibits.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certifications of the CEO and CFO

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	May 5, 2011		/s/ Michael P. Huseby
		By:	Michael P. Huseby as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC.