Form 10-Q
period 2011-06-30
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2011-08-09
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of August 5, 2011:

Cablevision NY Group Class A Common Stock -	230,682,904
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended June 30, 2011 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;
•
competition from existing competitors (such as telecommunications providers and direct broadcast satellite ("DBS") distributors) and new competitors (such as high-speed wireless providers) entering our franchise areas;

•	demand for our video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;
•	the cost of programming and industry conditions;
•	changes in the laws or regulations under which we operate;
•	the outcome of litigation and other proceedings, including the matters described in Note 15 of the combined notes to our condensed consolidated financial statements;
•	general economic conditions in the areas in which we operate;
•	the state of the market for debt securities and bank loans;
•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;
•	the level of our capital expenditures;
•	the level of our expenses;
•	future acquisitions and dispositions of assets;
•	market demand for new services;
•	demand for advertising inventory;
•
the tax-free treatment of Cablevision's distribution to its stockholders on February 9, 2010 of all of the outstanding common stock of The Madison Square Garden Company ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution");

•
the tax-free treatment of Cablevision's distribution to its stockholders on June 30, 2011 of all of the outstanding common stock of AMC Networks Inc., a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, and other services previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution");

•	whether any pending uncompleted transactions are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in the cable television, newspaper publishing businesses, and our other businesses;
•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
(See Note 1)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$356,851	$313,991
Restricted cash	2,879	1,149
Accounts receivable, trade (less allowance for doubtful accounts of $19,653 and $17,786)	280,065	295,149
Prepaid expenses and other current assets	153,941	127,058
Amounts due from affiliates	19,841	25,127
Deferred tax asset	177,545	103,645
Investment securities pledged as collateral	272,121	235,932
Assets distributed to stockholders in 2011	-	564,231
Total current assets	1,263,243	1,666,282
Property, plant and equipment, net of accumulated depreciation of $8,880,203 and $8,564,884	3,248,536	3,361,590
Investment securities pledged as collateral	272,121	235,932
Derivative contracts	7,234	-
Other assets	43,106	48,929
Deferred tax asset	-	99,287
Amortizable intangible assets, net of accumulated amortization of $89,088 and $60,028	263,698	292,144
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	66,895	66,895
Goodwill	442,067	442,067
Deferred financing and other costs, net of accumulated amortization of $79,047 and $72,642	127,927	140,064
Assets distributed to stockholders in 2011	-	1,273,674
	$6,975,055	$8,867,092

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)
(See Note 1)

	June 30,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$464,521	$435,816
Accrued liabilities	576,482	634,475
Amounts due to affiliates	30,720	31,517
Deferred revenue	57,349	52,732
Liabilities under derivative contracts	169,492	47,251
Credit facility debt	208,164	157,452
Collateralized indebtedness	183,823	161,358
Capital lease obligations	3,894	1,531
Notes payable	739	-
Senior notes	271,442	325,773
Liabilities distributed to stockholders in 2011	-	336,491
Total current liabilities	1,966,626	2,184,396
Deferred revenue	9,776	10,946
Liabilities under derivative contracts	11,822	179,327
Other liabilities	288,258	273,918
Deferred tax liability	108,513	-
Credit facility debt	4,775,106	5,599,058
Collateralized indebtedness	241,999	191,248
Capital lease obligations	31,676	29,706
Senior notes and debentures	4,981,086	5,242,420
Liabilities distributed to stockholders in 2011	-	1,436,808
Total liabilities	12,414,862	15,147,827
Commitments and contingencies
Redeemable noncontrolling interests	15,642	14,698
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 281,754,163 and 279,582,204 shares issued and 231,253,030 and 241,055,283 shares outstanding	2,818	2,796
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 and 54,148,223 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	1,107,445	6,465
Accumulated deficit	(5,345,432)	(5,494,829)
	(4,234,628)	(5,485,027)
Treasury stock, at cost (50,501,133 and 38,526,921 CNYG Class A common shares)	(1,199,603)	(788,566)
Accumulated other comprehensive loss	(23,370)	(23,325)
Total stockholders' deficiency	(5,457,601)	(6,296,918)
Noncontrolling interest	2,152	1,485
Total deficiency	(5,455,449)	(6,295,433)
	$6,975,055	$8,867,092

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(Unaudited)
(See Note 1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net (including revenues, net from affiliates of $1,354, $553, $2,173, and $1,254, respectively)	$1,688,681	$1,548,203	$3,343,805	$3,057,994
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $44,742, $43,211, $89,255, and $85,870, respectively)	746,159	647,084	1,484,304	1,307,780
Selling, general and administrative (net of charges to affiliates of $5,473, $6,736, $10,170, and $14,486, respectively)	382,382	353,986	756,409	709,162
Restructuring expense	94	158	265	161
Depreciation and amortization (including impairments)	247,605	217,987	492,788	433,190
	1,376,240	1,219,215	2,733,766	2,450,293
Operating income	312,441	328,988	610,039	607,701
Other income (expense):
Interest expense	(188,492)	(189,109)	(379,649)	(352,744)
Interest income	197	211	270	302
Gain (loss) on investments, net	13,312	(31,366)	72,384	10,928
Gain (loss) on equity derivative contracts, net	(2,823)	32,292	(42,881)	(2,741)
Loss on interest rate swap contracts, net	(5,497)	(21,771)	(9,686)	(56,880)
Loss on extinguishment of debt and write-off of deferred financing costs	-	(110,049)	-	(110,049)
Miscellaneous, net	238	240	455	585
	(183,065)	(319,552)	(359,107)	(510,599)
Income from continuing operations before income taxes	129,376	9,436	250,932	97,102
Income tax benefit (expense)	(59,836)	11,092	(112,379)	(31,853)
Income from continuing operations	69,540	20,528	138,553	65,249
Income from discontinued operations, net of income taxes	18,592	40,553	53,623	70,020
Net income	88,132	61,081	192,176	135,269
Net income attributable to noncontrolling interests	(288)	(217)	(267)	(245)
Net income attributable to Cablevision Systems Corporation stockholders	$87,844	$60,864	$191,909	$135,024
Basic net income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.25	$0.07	$0.49	$0.22
Income from discontinued operations	$0.07	$0.14	$0.19	$0.24
Net income	$0.32	$0.21	$0.68	$0.46
Basic weighted average common shares (in thousands)	278,303	295,762	280,203	294,828
Diluted net income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.24	$0.07	$0.48	$0.21
Income from discontinued operations	$0.06	$0.13	$0.19	$0.23
Net income	$0.31	$0.20	$0.66	$0.45
Diluted weighted average common shares (in thousands)	286,154	303,914	288,674	303,373
Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$69,252	$20,311	$138,286	$65,004
Income from discontinued operations, net of income taxes	18,592	40,553	53,623	70,020
Net income	$87,844	$60,864	$191,909	$135,024
Cash dividends declared per share of common stock	$0.15	$0.125	$0.275	$0.225

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)
(See Note 1)

	2011	2010
Cash flows from operating activities:
Income from continuing operations	$138,553	$65,249
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	492,788	433,190
Gain on investments, net	(72,384)	(10,928)
Loss on equity derivative contracts, net	42,881	2,741
Loss on extinguishment of debt and write-off of deferred financing costs	-	110,049
Amortization of deferred financing costs and discounts on indebtedness	23,200	20,073
Share-based compensation expense related to equity classified awards	25,604	23,713
Deferred income taxes	90,992	21,888
Provision for doubtful accounts	25,080	27,099
Changes in other assets and liabilities	(67,122)	(68,729)
Net cash provided by operating activities	699,592	624,345
Cash flows from investing activities:
Capital expenditures	(345,298)	(353,045)
Proceeds from sale of equipment, net of costs of disposal	476	2,458
Payments for acquisitions, net	(7,776)	-
Decrease in investment securities and other investments	30	100
Increase in restricted cash	(1,730)	-
Increase in investment in AMC Networks	-	(145,766)
Additions to other intangible assets	(1,294)	(1,099)
Net cash used in investing activities	(355,592)	(497,352)
Cash flows from financing activities:
Proceeds from credit facility debt	605,000	400,000
Repayment of credit facility debt	(128,726)	(352,677)
Proceeds from issuance of senior notes	-	1,250,000
Repurchase of senior notes and debentures, including tender premiums and fees	-	(1,078,212)
Repayment of senior notes	(325,796)	-
Proceeds from collateralized indebtedness	191,688	97,863
Repayment of collateralized indebtedness	(163,686)	(97,863)
Proceeds from stock option exercises	5,893	16,749
Dividend distributions to common stockholders	(79,507)	(67,503)
Principal payments on capital lease obligations	(714)	(679)
Deemed repurchases of restricted stock	(32,761)	(17,623)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(394,540)	(27,180)
Additions to deferred financing costs	(149)	(39,866)
Distributions to noncontrolling interests	(133)	(635)
Net cash provided by (used in) financing activities	(323,431)	82,374
Net increase in cash and cash equivalents from continuing operations	20,569	209,367
Cash flows of discontinued operations:
Net cash provided by operating activities	141,397	133,426
Net cash used in investing activities	(4,086)	(7,707)
Net cash provided by (used in) financing activities	2,857	(96,978)
Effect of change in cash related to discontinued operations	(117,877)	(6,713)
Net increase in cash and cash equivalents from discontinued operations	22,291	22,028
Cash and cash equivalents at beginning of year	313,991	215,204
Cash and cash equivalents at end of period	$356,851	$446,599

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
(See Note 1)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$356,451	$266,914
Restricted cash	2,879	1,149
Accounts receivable, trade (less allowance for doubtful accounts of $19,653 and $17,786)	280,065	295,149
Prepaid expenses and other current assets	147,828	122,385
Amounts due from affiliates (primarily due from sole member)	508,692	515,698
Deferred tax asset	113,385	155,487
Investment securities pledged as collateral	272,121	235,932
Assets distributed to sole member in 2011	-	564,231
Total current assets	1,681,421	2,156,945
Property, plant and equipment, net of accumulated depreciation of $8,880,203 and $8,564,884	3,248,536	3,361,590
Investment securities pledged as collateral	272,121	235,932
Derivative contracts	7,234	-
Other assets	43,106	48,929
Amortizable intangible assets, net of accumulated amortization of $89,088 and $60,028	263,698	292,144
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	66,895	66,895
Goodwill	442,067	442,067
Deferred financing and other costs, net of accumulated amortization of $72,657 and $68,358	88,158	98,188
Assets distributed to sole member in 2011	-	1,229,374
	$7,353,464	$9,172,292

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(Dollars in thousands)
(Unaudited)
(See Note 1)

	June 30, 2011	December 31, 2010
LIABILITIES AND TOTAL DEFICIENCY
Current Liabilities:
Accounts payable	$464,521	$435,816
Accrued liabilities	527,165	571,711
Amounts due to affiliates	30,706	31,200
Deferred revenue	57,349	52,732
Liabilities under derivative contracts	169,492	47,251
Credit facility debt	208,164	157,452
Collateralized indebtedness	183,823	161,358
Capital lease obligations	3,894	1,531
Note payable	739	-
Senior notes	244,617	325,773
Liabilities distributed to sole member in 2011	-	336,491
Total current liabilities	1,890,470	2,121,315
Deferred revenue	9,776	10,946
Liabilities under derivative contracts	11,822	179,327
Other liabilities	286,434	268,919
Deferred tax liability	508,181	368,647
Credit facility debt	4,775,106	5,599,058
Collateralized indebtedness	241,999	191,248
Capital lease obligations	31,676	29,706
Senior notes and debentures	2,841,598	3,076,732
Liabilities distributed to sole member in 2011	-	1,460,456
Total liabilities	10,597,062	13,306,354
Commitments and contingencies
Redeemable noncontrolling interests	15,642	14,698
Total Member Deficiency:
Accumulated deficit	(3,662,287)	(3,375,506)
Senior notes due from sole member	(753,717)	(753,717)
Other member's equity (14,432,750 membership units issued and outstanding)	1,177,982	2,303
	(3,238,022)	(4,126,920)
Accumulated other comprehensive loss	(23,370)	(23,325)
	(3,261,392)	(4,150,245)
Noncontrolling interest	2,152	1,485
Total member deficiency	(3,259,240)	(4,148,760)
	$7,353,464	$9,172,292

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)
(See Note 1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net (including revenues, net from affiliates of $1,354, $553, $2,173, and $1,254, respectively)	$1,688,681	$1,548,203	$3,343,805	$3,057,994
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $44,742, $43,211, $89,255, and $85,870, respectively)	746,159	647,084	1,484,304	1,307,780
Selling, general and administrative (net of charges to affiliates of $5,473, $6,736, $10,170, and $14,486, respectively)	382,382	353,986	756,409	709,162
Restructuring expense	94	158	265	161
Depreciation and amortization (including impairments)	247,605	217,987	492,788	433,190
	1,376,240	1,219,215	2,733,766	2,450,293
Operating income	312,441	328,988	610,039	607,701
Other income (expense):
Interest expense	(142,612)	(141,469)	(287,952)	(264,338)
Interest income	14,964	15,361	29,799	31,148
Gain (loss) on investments, net	13,312	(31,366)	72,384	10,928
Gain (loss) on equity derivative contracts, net	(2,823)	32,292	(42,881)	(2,741)
Loss on interest rate swap contracts, net	(5,497)	(21,771)	(9,686)	(56,880)
Miscellaneous, net	238	240	455	585
	(122,418)	(146,713)	(237,881)	(281,298)
Income from continuing operations before income taxes	190,023	182,275	372,158	326,403
Income tax expense	(91,984)	(59,320)	(169,114)	(122,052)
Income from continuing operations	98,039	122,955	203,044	204,351
Income from discontinued operations, net of income taxes	18,592	40,553	53,623	70,020
Net income	116,631	163,508	256,667	274,371
Net income attributable to noncontrolling interests	(288)	(217)	(267)	(245)
Net income attributable to CSC Holdings, LLC's sole member	$116,343	$163,291	$256,400	$274,126
Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$97,751	$122,738	$202,777	$204,106
Income from discontinued operations, net of income taxes	18,592	40,553	53,623	70,020
Net income	$116,343	$163,291	$256,400	$274,126

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)
(See Note 1)

	2011	2010
Cash flows from operating activities:
Income from continuing operations	$203,044	$204,351
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	492,788	433,190
Gain on investments, net	(72,384)	(10,928)
Loss on equity derivative contracts, net	42,881	2,741
Amortization of deferred financing costs and discounts on indebtedness	20,468	17,302
Accretion of discount on Cablevision senior notes held by Newsday Holdings LLC	-	(3,131)
Share-based compensation expense related to equity classified awards	25,604	23,713
Deferred income taxes	138,729	105,708
Provision for doubtful accounts	25,080	27,099
Excess tax benefit on share-based awards	(7,123)	-
Changes in other assets and liabilities	(56,531)	(39,306)
Net cash provided by operating activities	812,556	760,739
Cash flows from investing activities:
Capital expenditures	(345,298)	(353,045)
Proceeds from sale of equipment, net of costs of disposal	476	2,458
Payments for acquisitions, net	(7,776)	-
Decrease in investment securities and other investments	30	100
Increase in restricted cash	(1,730)	-
Increase in investment of AMC Networks	-	(145,766)
Additions to other intangible assets	(1,294)	(1,099)
Net cash used in investing activities	(355,592)	(497,352)
Cash flows from financing activities:
Proceeds from credit facility debt	605,000	400,000
Repayment of credit facility debt	(128,726)	(352,677)
Repayment of senior notes	(325,796)	-
Proceeds from collateralized indebtedness	191,688	97,863
Repayment of collateralized indebtedness	(163,686)	(97,863)
Dividend payments to sole member, net	(574,325)	(124,011)
Excess tax benefit on share-based awards	7,123	-
Principal payments on capital lease obligations	(714)	(679)
Additions to deferred financing costs	(149)	(13,365)
Distributions to noncontrolling interests	(133)	(635)
Net cash used in financing activities	(389,718)	(91,367)
Net increase in cash and cash equivalents from continuing operations	67,246	172,020
Cash flows of discontinued operations:
Net cash provided by operating activities	141,397	133,426
Net cash used in investing activities	(4,086)	(7,707)
Net cash provided by (used in) financing activities	2,857	(96,978)
Effect of change in cash related to discontinued operations	(117,877)	(6,713)
Net increase in cash and cash equivalents from discontinued operations	22,291	22,028
Cash and cash equivalents at beginning of year	266,914	174,212
Cash and cash equivalents at end of period	$356,451	$368,260

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.	BUSINESS

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, other programming and advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Cablevision Media Sales Corporation, previously known as Rainbow Advertising Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").  As a result of the MSG Distribution on February 9, 2010, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. ("AMC Networks" formerly Rainbow Media Holdings LLC), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").  The AMC Networks Distribution took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of Cablevision NY Group ("CNYG") Class A Common Stock held of record on June 16, 2011 (the "AMC Networks Distribution Record Date") and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the AMC Networks Distribution Record Date.  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date.

Assets and liabilities related to the AMC Networks Distribution on the Company's condensed consolidated balance sheet as of December 31, 2010 and related footnotes have been reclassified as assets distributed to stockholders/member in 2011 and liabilities distributed to stockholders/member in 2011.  All assets and liabilities distributed to stockholders/member in 2011 are excluded from the footnotes unless otherwise noted.

Accounts payable to and advances to AMC Networks that were previously eliminated in consolidation are now presented as amounts due to affiliates or amounts due from affiliates on the Company's condensed consolidated balance sheets.

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

The financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $2,166,313 of senior notes outstanding at June 30, 2011 (excluding the $753,717 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, loss on extinguishment of debt, write-off of deferred financing costs, and income tax expense.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC and the accretion of the discount on the 8% senior notes due 2012 issued by Cablevision to CSC Holdings that were redeemed during the second quarter of 2010 (which were replaced with the $753,717 aggregate principal amount of Cablevision notes discussed above), all of which eliminate in Cablevision's results of operations.

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

The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurement, that outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification Topic 820-10. ASU No. 2010-06 became effective and was adopted by the Company on January 1, 2011.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The main provisions of ASU No. 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated.  ASU No. 2011-05 is to be applied retrospectively.  ASU No. 2011-05 will become effective for the Company on January 1, 2012.  The Company has not yet determined which presentation method it will adopt.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 3.	DIVIDENDS

During the six months ended June 30, 2011, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
February 15, 2011	$0.125	February 28, 2011	March 21, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011

Cablevision paid dividends aggregating $79,507 during the six months ended June 30, 2011, primarily from the proceeds of dividend payments to Cablevision from CSC Holdings.  In addition, as of June 30, 2011, up to approximately $7,113 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the six months ended June 30, 2011, CSC Holdings made distributions to Cablevision aggregating $574,325.  These distributions were funded from cash on hand, cash from operations and borrowings under its revolving credit facility.  The proceeds were used to fund:

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The unaudited pro forma revenues, income from continuing operations, net income, income per share from continuing operations and net income per share for the three and six months ended June 30, 2010, as if the Bresnan Cable acquisition had occurred on January 1, 2009, are as follows:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Revenues	$1,658,621	$1,658,621	$3,276,949	$3,276,949
Income from continuing operations	$33,133	$135,560	$64,240	$203,342
Net income	$73,686	$176,113	$134,260	$273,362
Basic income per share from continuing operations	$0.11		$0.22
Basic net income per share	$0.25		$0.46
Diluted income per share from continuing operations	$0.11		$0.21
Diluted net income per share	$0.24		$0.44

NOTE 5.	NET INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options (including those held by AMC Networks and Madison Square Garden employees), restricted stock (including shares held by AMC Networks and Madison Square Garden employees) and restricted stock units.

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months	Six Months	Three Months	Six Months
	Ended June 30, 2011		Ended June 30, 2010
	(in thousands)
Basic weighted average shares outstanding	278,303	280,203	295,762	294,828
Effect of dilution:
Stock options	3,273	3,334	3,106	3,241
Restricted stock awards	4,578	5,137	5,046	5,304
Diluted weighted average shares outstanding	286,154	288,674	303,914	303,373

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period) totaling approximately 7,500 and 11,229 shares (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2011, respectively.  For the three and six months ended June 30, 2010, anti-dilutive shares of 330,889 and 360,220 (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding, respectively.  In addition, 331,200 restricted shares issued pursuant to the Company's employee stock plan have been excluded from the diluted weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010, respectively, as the performance criteria on these awards has not yet been satisfied.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 6.	COMPREHENSIVE INCOME

The following table presents comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$88,132	$116,631	$61,081	$163,508
Other comprehensive income:
Amortization of gains and losses included in net periodic benefit cost, net of income taxes	139	139	746	746
Loss related to employee benefit plans, net of income taxes(a)	(502)	(502)	-	-
Comprehensive income	87,769	116,268	61,827	164,254
Comprehensive income attributable to noncontrolling interests	(288)	(288)	(217)	(217)
Comprehensive income attributable to Cablevision stockholders and CSC Holdings' member	$87,481	$115,980	$61,610	$164,037

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2011		2010
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$192,176	$256,667	$135,269	$274,371
Other comprehensive income:
Amortization of gains and losses included in net periodic benefit cost, net of income taxes	457	457	1,744	1,744
Loss related to employee benefit plans, net of income taxes(a)	(502)	(502)	-	-
Comprehensive income	192,131	256,622	137,013	276,115
Comprehensive income attributable to noncontrolling interests	(267)	(267)	(245)	(245)
Comprehensive income attributable to Cablevision stockholders and CSC Holdings' member	$191,864	$256,355	$136,768	$275,870
_________________
(a)
In connection with the AMC Distribution, the Company recorded a net increase of $502 to accumulated other comprehensive loss, net of taxes, as a result of the remeasurement of certain benefit plan obligations related to AMC Networks employees.

NOTE 7.	GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and six months ended June 30, 2011 and 2010, the amount of franchise fees included as a component of net revenue aggregated $37,149 and $73,960 and $33,864 and $66,905, respectively.

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

During the six months ended June 30, 2011 and 2010, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2011	2010
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$45,215	$15,745
Capitalized share-based compensation	249	289
Capital lease obligations	5,081	889
Satisfaction and discharge of debt with AMC Networks debt	1,250,000	-
Distribution of AMC Networks (Cablevision)	1,101,616	-
Distribution of AMC Networks (CSC Holdings)	1,169,564	-
Distribution of Madison Square Garden	-	1,113,488
Gain on redemption of Cablevision notes held by Newsday Holdings LLC recognized in equity (CSC Holdings)	-	87,090
Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	2,318	1,914
Supplemental Data:
Continuing Operations:
Cash interest paid (Cablevision)	364,171	327,283
Cash interest paid (CSC Holdings)	275,207	247,578
Income taxes paid, net (Cablevision and CSC Holdings)	19,416	11,193
Discontinued Operations:
Cash interest paid (Cablevision and CSC Holdings)	51,629	37,366
Income taxes paid, net (Cablevision and CSC Holdings)	5,573	2,405

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 9.	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES DISTRIBUTED TO STOCKHOLDERS

On June 30, 2011 and February 9, 2010, the Company completed the AMC Networks Distribution and the MSG Distribution, respectively, (see Note 1).  As a result, the operating results of the Company's Rainbow segment through the date of the AMC Networks Distribution and the operating results of the Company's Madison Square Garden segment through the date of the MSG Distribution, as well as transaction costs, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  No gain or loss was recognized in connection with the AMC Networks Distribution or the MSG Distribution.  Operating results of discontinued operations for the three and six months ended June 30, 2011 and 2010 are summarized below:

	AMC Networks
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net	$291,965	$260,013	$564,868	$508,385
Income before income taxes	$54,545	$69,508	$115,015	$126,880
Income tax expense(a)	(35,953)	(28,955)	(61,392)	(52,738)
Income from discontinued operations, net of income taxes	$18,592	$40,553	$53,623	$74,142

January 1, 2010 through February 9, 2010
Madison Square Garden
Revenues, net	$131,695
Income before income taxes	$7,090
Income tax expense(b)	(11,212)
Loss from discontinued operations, net of income taxes	$(4,122)
_________________
(a)
Income tax expense for the three and six months ended June 30, 2011 includes $6,406 and $3,969, respectively, resulting from the non-deductibility of certain transaction costs and the recognition of a deferred tax gain  associated with the AMC Networks Distribution.

(b)	Income tax expense includes $7,368 resulting from the non-deductibility of certain transaction costs associated with the MSG Distribution.

AMC Networks’ results of operations reported on a stand-alone basis will differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The assets and liabilities of AMC Networks have been classified in the condensed consolidated balance sheets as of December 31, 2010 as assets and liabilities distributed to stockholders/member in 2011 and consist of the following:

	Cablevision	CSC Holdings
Cash and cash equivalents	$79,960	$79,960
Accounts receivable, prepaid expenses and other current assets	292,488	292,488
Program rights, net	783,830	783,830
Property and equipment, net and other long-term assets	164,065	164,065
Deferred tax asset	49,607	5,307
Intangible assets	467,955	467,955
Total assets distributed in 2011	$1,837,905	$1,793,605
Accounts payable and accrued expenses	$140,944	$140,944
Other current liabilities	29,227	29,227
Program rights obligations	454,955	454,955
Credit facility debt	475,000	475,000
Senior notes	299,552	299,552
Senior subordinated notes	324,071	324,071
Deferred tax liability	-	23,648
Other long-term liabilities	49,550	49,550
Total liabilities distributed in 2011	1,773,299	1,796,947
Net assets (liabilities) distributed in 2011	$64,606	$(3,342)

The following table summarizes the net impact of the AMC Networks Distribution on June 30, 2011 to Cablevision's stockholders' deficiency and CSC Holdings' member's deficiency:

	Cablevision	CSC Holdings
Increase in other member's equity	$-	$1,170,066
Increase in paid-in capital	1,102,118	-
Increase in accumulated other comprehensive loss	(502)	(502)
Net liabilities distributed to stockholders/member in 2011	$1,101,616	$1,169,564

NOTE 10.	DEBT

Credit Facility Debt

In connection with the AMC Networks Distribution (see Note 1), AMC Networks issued senior notes and senior secured term loans under its new senior secured credit facility to the Company as partial consideration for the transfer of certain businesses to AMC Networks.  The Company exchanged the AMC Networks senior notes and senior secured term loans in satisfaction and discharge of $1,250,000 outstanding indebtedness under its restricted group revolving loan and extended revolving loan facilities.

Senior Notes

On April 1, 2011, CSC Holdings' 7-5/8% senior notes matured.  CSC Holdings repaid the principal amount of the notes of $325,796, plus accrued interest, with $275,000 of borrowings under its revolving credit facility and cash-on-hand.

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

As of June 30, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 82% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 25% is effectively fixed through utilization of these interest rate swap contracts) as of June 30, 2011.  The table below summarizes certain terms of these interest rate swap contracts as of June 30, 2011:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at June 30, 2011*

June 2012	$2,600,000	4.86%	0.25%
_________________
*	Represents the floating rate received by the Company under its interest rate swap contracts at June 30, 2011 and does not represent the rates to be received by the Company on future payments.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2011	Fair Value at December 31, 2010	Fair Value at June 30, 2011	Fair Value at December 31, 2010
Interest rate swap contracts	Current derivative contracts	$-	$-	$117,114	$-
Interest rate swap contracts	Long-term derivative contracts	-	-	-	167,278
Prepaid forward contracts	Current derivative contracts	-	-	52,378	47,251
Prepaid forward contracts	Long-term derivative contracts	7,234	-	11,822	12,049
Total derivative contracts		$7,234	$-	$181,314	$226,578

The following represents the impact and location of the Company's derivative instruments within the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

		Amount of Gain (loss) Recognized		Amount of Loss Recognized
Derivatives Not Designated as Hedging	Location of Gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
Instruments	Recognized	2011	2010	2011	2010
Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	$(2,823)	$32,292	$(42,881)	$(2,741)
Interest rate swap contracts	Loss on interest rate swap contracts, net	(5,497)	(21,771)	(9,686)	(56,880)
Total derivative contracts		$(8,320)	$10,521	$(52,567)	$(59,621)

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the six months ended June 30, 2011.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Number of shares	8,069,934
Collateralized indebtedness settled	$(118,471)
Derivative contracts settled	(45,215)
(163,686)
Proceeds from new monetization contracts	191,688
Net cash receipt	$28,002

NOTE 12.	FAIR VALUE MEASUREMENT

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

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

At June 30, 2011:
	Level I	Level II	Level III	Total
Assets:
Money market funds	$314,544	$-	$-	$314,544
Investment securities	105	-	-	105
Investment securities pledged as collateral	544,242	-	-	544,242
Derivative contracts:
Prepaid forward contracts	-	7,234	-	7,234
Liabilities:
Liabilities under derivative contracts:
Prepaid forward contracts	-	64,200	-	64,200
Interest rate swap contracts	-	117,114	-	117,114

At December 31, 2010:
	Level I	Level II	Level III	Total
Assets:
Money market funds	$259,463	$-	$-	$259,463
Investment securities	101	-	-	101
Investment securities pledged as collateral	471,864	-	-	471,864
Liabilities:
Liabilities under derivative contracts:
Prepaid forward contracts	-	59,300	-	59,300
Interest rate swap contracts	-	167,278	-	167,278

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

The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

	June 30, 2011
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$805,339
Debt instruments:
Credit facility debt(b)	$4,983,270	$5,019,576
Note payable	739	730
Collateralized indebtedness	425,822	421,766
Senior notes and debentures	3,086,215	3,446,282
CSC Holdings total debt instruments	8,496,046	8,888,354
Cablevision senior notes and debentures	2,166,313	2,339,060
Cablevision total debt instruments	$10,662,359	$11,227,414

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2010
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$795,508
Debt instruments:
Credit facility debt(b)	$5,756,510	$5,802,917
Collateralized indebtedness	352,606	349,853
Senior notes and debentures	3,402,505	3,781,994
CSC Holdings total debt instruments	9,511,621	9,934,764
Cablevision senior notes and debentures	2,165,688	2,328,644
Cablevision total debt instruments	$11,677,309	$12,263,408
_________________
(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The carrying value of the Company's credit facility debt, the substantial portion of which bears interest at variable rates approximates its fair value.

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

Cablevision

Cablevision recorded income tax expense of $59,836 and $112,379 for the three and six months ended June 30, 2011, respectively, reflecting an effective tax rate of 46% and 45%, respectively.  Cablevision recorded tax expense relating to uncertain tax positions, including accrued interest, of $804 and $1,604 for the three and six months ended June 30, 2011, respectively.  Cablevision recorded a tax benefit of $720 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the AMC Networks Distribution on June 30, 2011.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in additional tax expense of $608 in the six-month period ended June 30, 2011.

Cablevision recorded an income tax benefit of $11,092 for the three months ended June 30, 2010, reflecting an effective tax rate of (118)%.  In the second quarter of 2010, Cablevision recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the three months ended June 30, 2010 would have been 83% because the tax expense of $2,515 relating to nondeductible expenses resulted in a significant increase in the effective tax rate due to the proportionately low amount of pretax income.

Cablevision recorded income tax expense of $31,853 for the six months ended June 30, 2010, reflecting an effective tax rate of 33%. If the nonrecurring tax benefit of $18,951 discussed above and tax expense of $7,715 recorded in the first quarter of 2010 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution were excluded, the effective tax rate would have been 44%.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Approximately $265,000 of Cablevision's net operating loss carry forwards were allocated to AMC Networks in connection with the AMC Networks Distribution (see Note 1).

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision’s net operating loss carry forward as of June 30, 2011 was approximately $1,600,000.

CSC Holdings

CSC Holdings recorded income tax expense of $91,984 and $169,114 for the three and six months ended June 30, 2011, respectively, reflecting an effective tax rate of 48% and 45%, respectively.  CSC Holdings recorded tax expense of $6,213 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the AMC Networks Distribution on June 30, 2011.  Absent this tax expense, the effective tax rate for the three and six months ended June 30, 2011 would have been 45% and 44% for the three and six months ended June 30, 2011, respectively.  CSC Holdings recorded tax expense relating to uncertain tax positions, including accrued interest, of $804 and $1,604 for the three and six months ended June 30, 2011, respectively.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in additional tax expense of $608 in the six-month period ended June 30, 2011.

CSC Holdings recorded income tax expense of $59,320 and $122,052 for the three and six months ended June 30, 2010, respectively, reflecting an effective tax rate of 33% and 37%, respectively.  In the second quarter of 2010, CSC Holdings recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the three and six months ended June 30, 2010 would have been 43% in both periods.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a current payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $1,995 for the six months ended June 30, 2011, representing the estimated federal income tax liability of CSC Holdings as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.

As of June 30, 2011, on a stand-alone basis CSC Holdings had consolidated federal net operating loss carry forwards of approximately $340,000.  CSC Holdings has recorded a deferred tax asset related to approximately $175,000 of such federal net operating loss carry forwards.  A deferred tax asset has not been recorded for the remaining federal net operating loss carry forwards as this portion relates to excess tax benefits that have not yet been realized, including 'windfall' deductions on share-based awards and amortization of certain tax deductible goodwill.  However, on a stand-alone basis CSC Holdings realized excess state tax benefit of $7,123 during the six months ending June 30, 2011.  Such excess tax benefit resulted in an increase to additional paid-in capital.  Subsequent to the utilization of CSC Holdings' net operating loss and tax credit carry forwards, including the portion relating to remaining excess tax benefits not yet realized, obligations to Cablevision pursuant to the tax allocation policy will increase significantly.

The Company

For the six months ended June 30, 2011 and 2010, the Company has fully offset estimated federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.  The change in the Company's deferred tax assets and liabilities is primarily due to the utilization of net operating losses, changes in the differences between the carrying amount and tax bases of assets and liabilities and the AMC Networks Distribution.

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

NOTE 14.	EQUITY PLANS

Treatment of Share-Based Payment Awards After the AMC Networks Distribution

In connection with the AMC Networks Distribution and as provided for in the Company's equity plans, each stock option and stock appreciation right ("SAR") outstanding at the effective date of the AMC Networks Distribution became two options and SARs:  (i) one with respect to CNYG Class A Common Stock and (ii) one with respect to AMC Networks Class A common stock.  The existing exercise price of each option/SAR was allocated between the existing Cablevision option/SAR and the AMC Networks option/SAR based on the average of the volume weighted average prices of AMC Network's and Cablevision's common shares for the ten trading days immediately following the AMC Networks Distribution and the underlying share amount took into account the 1:4 distribution ratio.  As a result of this adjustment, approximately 73.59% of the pre-AMC Networks Distribution exercise price of options/SARs was allocated to the Cablevision options/SARs and approximately 26.41% was allocated to the new AMC Networks options/SARs.

Cablevision's Equity Plans

Stock Option Award Activity

The following table summarizes activity relating to Company employees who held Cablevision stock options for the six months ended June 30, 2011:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(a)	Contractual Term (in years)	Aggregate Intrinsic Value(b)
Balance, December 31, 2010	6,163,042	403,200	$11.10	4.18	$149,373
Exercised	(307,643)	-	9.85
Forfeited/Expired	(15,000)	-	38.25
Balance, June 30, 2011	5,840,399	403,200	8.17	3.92	$115,377
Options exercisable at June 30, 2011	4,533,401	-	$8.21	3.71	$83,565
Options expected to vest in the future	1,306,998	403,200	$8.05	4.46	$31,812

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

In addition, the following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision stock options for the six months ended June 30, 2011:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(a)	Contractual Term (in years)	Aggregate Intrinsic Value(b)
Balance, December 31, 2010	906,985	92,200	$11.57	4.29	$22,252
Exercised	(136,316)	(59,800)	14.59
Forfeited/Expired	-	-	-
Balance, June 30, 2011	770,669	32,400	7.97	3.60	$14,998
Options exercisable at June 30, 2011	645,403	32,400	$8.29	3.10	$12,442
Options expected to vest in the future	125,266	-	$6.24	3.19	$2,556
_________________
(a)	Option exercise prices relating to activity occurring on and as of the AMC Networks Distribution date were adjusted to 73.59% of their pre-AMC Networks Distribution exercise prices.
(b)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of Cablevision's NY Group Class A common stock on June 30, 2011 or December 31, 2010, as indicated, and June 30, 2011 in the case of the options expected to vest in the future.

Cablevision stock options held by AMC Networks and Madison Square Garden employees are not expensed by the Company, however such stock options do have a dilutive effect on net income per share attributable to Cablevision stockholders.

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the six months ended June 30, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)
Unvested award balance, December 31, 2010	6,032,120	606,600	$16.24
Granted	946,830	331,200	36.10
Vested	(1,528,870)	-	20.89
Awards forfeited	(81,205)	-	21.25
Transfers(a)	(140,520)	-	14.59
Unvested award balance, June 30, 2011	5,228,355	937,800	14.05

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision restricted shares for the six months ended June 30, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)
Unvested award balance, December 31, 2010	2,914,770	-	$14.48
Granted(c)	303,530	76,090	36.10
Vested	(700,190)	-	20.64
Awards forfeited	(153,120)	-	12.20
Transfers(a)	140,520	-	14.59
Unvested award balance, June 30, 2011	2,505,510	76,090	12.04
_________________
(a)	Represents the transfer of restricted stock awards for employees who transferred from/to Cablevision affiliated entities to/from AMC Networks during the period.
(b)
Restricted share grant date fair values relating to activity occurring on and as of the AMC Networks Distribution date were adjusted to 73.59% of their pre-AMC Networks Distribution grant date fair value per share amount.

(c)	Represents restricted shares granted to AMC Networks' employees in March 2011. Subsequent to the AMC Distribution, these restricted shares were cancelled and replaced with AMC Networks shares.

Cablevision recognizes compensation expense for restricted shares issued to its employees using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the service period.  Cablevision restricted shares held by AMC Networks and Madison Square Garden employees are not expensed by the Company, however such restricted shares do have a dilutive effect on net income per share attributable to Cablevision stockholders.

Share-based compensation for continuing operations for the three and six months ended June 30, 2011 was $13,315 and $25,879, respectively, of which $13,205 and $25,604, respectively, related to equity classified awards.  For the three and six months ended June 30, 2010, share-based compensation for continuing operations was $13,510 and $24,628, respectively, of which $13,539 and $23,713, respectively, related to equity classified awards.  The Company has recognized stock compensation expense for all options, restricted shares and SARs, including those with respect to Madison Square Garden Class A common stock and AMC Networks Class A common stock, granted to the Company's employees.

During the six months ended June 30, 2011, 2,229,060 Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 882,087 of these shares, with an aggregate value of $32,761, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

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

On March 20, 2008, the plaintiffs filed a second amended complaint.  The second amended complaint contained many of the same allegations as the plaintiffs' original complaint, with limited modifications to address certain of the deficiencies identified in the court's March 13 order.  Two of the principal modifications were (1) to reform the relief requested from an order requiring programmers and cable providers to offer channels on an "à la carte" basis, to an order requiring programmers and cable providers to offer the option to purchase on an unbundled basis; and (2) to allege that certain non-defendant programmers have been excluded from the market.  On April 22, 2008, the defendants filed joint motions to dismiss the second amended complaint.  The court denied those motions on June 26, 2008.  On August 1, 2008, Cablevision filed an answer to the second amended complaint.  On May 4, 2009, the plaintiffs filed a third amended complaint in order to remove any allegation that non-defendant programmers have been excluded from the market as a result of the practices being challenged in the lawsuit.  In conjunction with the filing of the third amended complaint, on May 1, 2009, the plaintiffs filed a motion to adjudicate that foreclosure of the non-defendant programmers is not a necessary element of the plaintiffs' antitrust injury.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the court granted the defendants' motion and dismissed the third amended complaint with prejudice.  On April 19, 2010, the plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit.  On June 3, 2011, that court affirmed the district court's dismissal of the action. On July 7, 2011, the plaintiffs filed a petition for rehearing en banc with the United States Court of Appeals for the Ninth Circuit.  The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this lawsuit with certainty or reasonably estimate a range of possible loss.

Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks and carriage was restored.  Several class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the United States District Court for the Eastern District of New York and a consolidated complaint was filed in that court on February 22, 2011. The plantiffs have asserted claims for breach of contract, unjust enrichment, and consumer fraud. The Company has filed a motion to dismiss this action.  The Company believes these claims are without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits with certainty or reasonably estimate a range of possible loss.

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

On June 23, 2011, a lawsuit was filed against the Company by Viacom International Inc. and certain of its affiliates in the United States District Court for the Southern District of New York. The lawsuit claims that the Company has breached its affiliation agreements with the plaintiffs by distributing their programming services through the Company's iPad application, and it asserts related claims for copyright infringement, trademark infringement, false designation of origin, and unfair competition. The plaintiffs have requested injunctive relief, declaratory relief, and statutory, actual, and punitive damages. The Company believes it has a strong legal position and intends to defend this lawsuit vigorously, but is unable to predict the outcome of this lawsuit with certainty or reasonably estimate a range of possible loss.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company's businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.  The Company believes that the claims are without merit and intends to defend the actions vigorously, but is unable to predict the outcome of these lawsuits with certainty or reasonably estimate a range of possible loss.  The final disposition of these actions is not expected to have a material adverse effect on the Company's consolidated financial position.

DISH Network Contract Dispute

In 2005, subsidiaries of the Company (now subsidiaries of AMC Networks) entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC ("VOOM HD") and EchoStar Satellite LLC (the predecessor to DISH Network, LLC ("DISH Network")) agreed to distribute VOOM on DISH Network for a 15-year term.  The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances.  On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD's motion for a preliminary injunction.  On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network's improper termination of the affiliation agreement.  On June 24, 2008, DISH Network answered VOOM HD's amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement.  On July 14, 2008, VOOM HD replied to DISH Network's counterclaims.  The Company believes that the counterclaims asserted by DISH Network are without merit.  VOOM HD and DISH Network each filed cross-motions for summary judgment.  In November 2010, the court denied both parties' cross-motions for summary judgment.  The court also granted VOOM HD's motion for sanctions based on DISH Network's spoliation of evidence and its motion to exclude DISH Network's principal damages expert.  The trial will be scheduled after DISH Network's appeal of the latter two rulings.

In connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (collectively, the "AMC Parties") have entered into an agreement (the "VOOM Litigation Agreement") which provides that from and after the AMC Networks Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network. Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties. CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of AMC Networks from VOOM HD. CSC Holdings and the AMC Parties will also bear equally the legal fees and expenses (above a specified amount for the remainder of 2011).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Tax Disputes

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, Bresnan Cable's cable and telephone businesses have been taxed separately by the MT DOR.  In 2010, MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable filed a declaratory judgment action against the MT DOR challenging its property tax classifications for 2007 through 2010.  The MT DOR has filed an answer to the action and discovery has commenced.  Trial is scheduled for October 24, 2011. Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment.  In accordance with that law, Bresnan Cable has paid substantially all of its 2010 property tax assessment under protest, which the Company expensed when the payments were made, and is seeking a refund of the protested amount.  No provision for additional tax, which amount could be up to approximately $15,000, including interest, as a single telephone business for 2007 through 2009 has been made. In addition, no provision for additional tax has been made for the 2011 protest assessment, which the Company estimates will be approximately $12,000, of which the Company expects half of the 2011 full year payment will be due in November 2011.  The Company believes it has substantial grounds for challenging the legal validity of MT DOR's assessments and intends to vigorously assert such challenges.

Other Legal Matters

On April 15, 2011, Thomas C. Dolan, a director and Executive Vice President, Strategy and Development, in the Office of the Chairman at Cablevision, filed a lawsuit against Cablevision and Rainbow Media Holdings in New York Supreme Court.  The lawsuit raises compensation-related claims (seeking approximately $11,000) related to events in 2005.  The matter is being handled under the direction of an independent committee of the Board of Directors of Cablevision.  Based on the Company's assessment of this possible loss contingency, no provision has been made for this matter in the accompanying condensed consolidated financial statements.

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

NOTE 16.	SEGMENT INFORMATION

The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, and (2) Other, consisting principally of (i) Newsday, consisting of the Newsday daily newspaper and related assets, (ii) our motion picture theater business, Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales Corporation, a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net from continuing operations
Telecommunications Services	$1,578,037	$1,437,161	$3,137,177	$2,843,166
Other	116,399	117,126	217,987	226,869
Inter-segment eliminations	(5,755)	(6,084)	(11,359)	(12,041)
	$1,688,681	$1,548,203	$3,343,805	$3,057,994

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to our Telecommunications Services segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Inter-segment revenues
Telecommunications Services	$608	$764	$1,015	$1,257
Other	5,147	5,320	10,344	10,784
	$5,755	$6,084	$11,359	$12,041

Reconciliation (by Segment and in Total) of Adjusted Operating Cash Flow to Operating Income (Loss) from Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted operating cash flow from continuing operations
Telecommunications Services	$625,385	$614,126	$1,239,788	$1,172,746
Other	(51,930)	(53,483)	(110,817)	(107,066)
	$573,455	$560,643	$1,128,971	$1,065,680

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(232,560)	$(204,358)	$(462,440)	$(406,914)
Other	(15,045)	(13,629)	(30,348)	(26,276)
	$(247,605)	$(217,987)	$(492,788)	$(433,190)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense included in continuing operations
Telecommunications Services	$(9,099)	$(9,003)	$(17,398)	$(16,627)
Other	(4,216)	(4,507)	(8,481)	(8,001)
	$(13,315)	$(13,510)	$(25,879)	$(24,628)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restructuring expense included in continuing operations
Telecommunications Services	$-	$-	$-	$-
Other	(94)	(158)	(265)	(161)
	$(94)	$(158)	$(265)	$(161)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating income (loss) from continuing operations
Telecommunications Services	$383,726	$400,765	$759,950	$749,205
Other	(71,285)	(71,777)	(149,911)	(141,504)
	$312,441	$328,988	$610,039	$607,701

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011(a)	2010(a)	2011(a)	2010(a)
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$383,726	$400,765	$759,950	$749,205
Other operating loss	(71,285)	(71,777)	(149,911)	(141,504)
Operating income	312,441	328,988	610,039	607,701

Items excluded from operating income:
CSC Holdings interest expense	(142,612)	(141,469)	(287,952)	(264,338)
CSC Holdings interest income	195	100	260	181
CSC Holdings intercompany interest income	14,769	15,261	29,539	30,967
Gain (loss) on investments, net	13,312	(31,366)	72,384	10,928
Gain (loss) on equity derivative contracts, net	(2,823)	32,292	(42,881)	(2,741)
Loss on interest rate swap contracts, net	(5,497)	(21,771)	(9,686)	(56,880)
Miscellaneous, net	238	240	455	585
CSC Holdings income from continuing operations before income taxes	190,023	182,275	372,158	326,403
Cablevision interest expense	(45,880)	(47,640)	(91,697)	(88,406)
Intercompany interest expense	(14,769)	(15,261)	(29,539)	(30,967)
Cablevision interest income	2	111	10	121
Loss on extinguishment of debt and write-off of deferred financing costs	-	(110,049)	-	(110,049)
Cablevision income from continuing operations before income taxes	$129,376	$9,436	$250,932	$97,102
_________________
(a)	Includes costs historically allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes the Company's capital expenditures by reportable segment for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Capital expenditures
Telecommunications Services	$200,378	$194,381	$325,573	$337,415
Other	13,906	12,547	19,725	15,630
	$214,284	$206,928	$345,298	$353,045

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of the Company's consolidated net revenues for the six months ended June 30, 2011 and 2010, or 10% or more of its consolidated net trade receivables at June 30, 2011 and December 31, 2010.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 17.	RELATED PARTY TRANSACTIONS

In connection with the AMC Networks Distribution and the MSG Distribution, the Company entered into various agreements with AMC Networks and Madison Square Garden, including distribution agreements, tax disaffiliation agreements, transition services agreements, employee matters agreements and certain related party arrangements.  These agreements govern the Company's relationship with AMC Networks and Madison Square Garden subsequent to the AMC Networks Distribution and the MSG Distribution and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the AMC Networks Distribution and the MSG Distribution.  These agreements also include arrangements with respect to transition services and a number of on-going relationships.  The distribution agreements include agreements that the Company and AMC Networks and the Company and Madison Square Garden agree to provide each other with indemnities with respect to liabilities arising out of the businesses the Company transferred to AMC Networks and Madison Square Garden.

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011(a)	2010(a)	2011(a)	2010(a)
Revenues, net	$1,354	$553	$2,173	$1,254
Operating expenses (credits):
Technical expenses, net of credits	$44,742	$43,211	$89,255	$85,870
Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(2,315)	(3,807)	(4,513)	(8,527)
Health and welfare plan allocations	(2,501)	(2,080)	(4,627)	(4,210)
Risk management and general insurance allocations	(415)	(458)	(836)	(1,610)
Other	(242)	(391)	(194)	(139)
Selling, general and administrative credits, subtotal	(5,473)	(6,736)	(10,170)	(14,486)
Operating expenses, net	39,269	36,475	79,085	71,384
Net charges	$37,915	$35,922	$76,912	$70,130
_____________
(a)
Amounts relating to AMC Networks and Madison Square Garden for the period prior to the AMC Networks Distribution and the MSG Distribution are eliminated in consolidation.  Operating results of AMC Networks and Madison Square Garden are reported in discontinued operations for all periods presented prior to the AMC Networks Distribution and the MSG Distribution.  Corporate overhead costs previously allocated to AMC Networks and Madison Square Garden that were not eliminated as a result of the AMC Networks Distribution and the MSG Distribution have been reclassified to continuing operations and are not reflected in the table above.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Revenues, net

The Company recognizes revenue in connection with television advertisements and print advertising, as well as certain telecommunication services charged by its subsidiaries to AMC Networks and Madison Square Garden.

The Company and its subsidiaries, together with AMC Networks and Madison Square Garden, may enter into agreements with third parties in which the amounts paid/received by AMC Networks and Madison Square Garden, their subsidiaries, or the Company may differ from the amounts that would have been paid/received if such arrangements were negotiated separately.  Where subsidiaries of the Company have incurred a cost incremental to fair value and Madison Square Garden or AMC Networks have received a benefit incremental to fair value from these negotiations, the Company and its subsidiaries will charge Madison Square Garden or AMC Networks for the incremental amount.

Technical Expenses, net of Credits

Technical expenses include costs incurred by the Company for the carriage of the MSG networks and Fuse program services, as well as for AMC, WE tv, IFC and Sundance Channel on Cablevision's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Selling, General and Administrative Expenses (Credits)

Corporate General and Administrative Expense Allocations

General and administrative costs, primarily costs of maintaining common support functions such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc., were allocated to Madison Square Garden through December 31, 2009 and through June 30, 2011 for AMC Networks.  Subsequent to January 1, 2010, amounts allocated to Madison Square Garden represent charges pursuant to the transition services agreement.  Corporate overhead costs previously allocated to AMC Networks and Madison Square Garden that were not eliminated as a result of the AMC Networks Distribution and MSG Distribution have been reclassified to continuing operations.

Health and Welfare Plan Allocations

Employees of AMC Networks participate in health and welfare plans sponsored by the Company as of June 30, 2011.  Health and welfare benefit costs have generally been charged to AMC Networks based upon the proportionate number of participants in the plans.

Risk Management and General Insurance Allocations

The Company provided AMC Networks and Madison Square Garden with risk management and general insurance related services through the dates of the AMC Networks Distribution and the MSG Distribution.

Other

The Company, AMC Networks and Madison Square Garden routinely enter into transactions with each other in the ordinary course of business.  Such transactions may include, but are not limited to, sponsorship agreements and cross-promotion arrangements.

NOTE 18.	OTHER MATTERS

Common Stock Repurchases

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Since inception through June 30, 2011, Cablevision repurchased an aggregate of 21,683,400 shares for a total cost of approximately $694,787, including commissions of $217.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of June 30, 2011, the Company had approximately $305,213 of availability remaining under our stock repurchase authorizations.

NOTE 19.	SUBSEQUENT EVENTS

Dividends

On August 5, 2011, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 9, 2011 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 19, 2011.

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

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").

As a result of the AMC Networks Distribution and the MSG Distribution, the Company no longer consolidates the financial results of AMC Networks or Madison Square Garden for the purpose of its own financial reporting and the historical financial results of AMC Networks and Madison Square Garden have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date and the MSG Distribution date.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 94% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2011, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations (Optimum Lightpath).  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as, equipment rental, DVR, video-on-demand, pay-per-view, and installation.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our Optimum Lightpath customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase primarily as a result of contractual rate increases and additional service offerings.

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

On June 23, 2011, a lawsuit was filed against the Company by Viacom International Inc. and certain of its affiliates in the United States District Court for the Southern District of New York. The lawsuit claims that the Company has breached its affiliation agreements with the plaintiffs by distributing their programming services through the Company's iPad application, and it asserts related claims for copyright infringement, trademark infringement, false designation of origin, and unfair competition. The plaintiffs have requested injunctive relief, declaratory relief, and statutory, actual, and punitive damages. The Company believes it has a strong legal position and intends to defend this lawsuit vigorously.

Our cable television video services, which accounted for 55% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2011, face competition from video service provided by incumbent telephone companies, direct broadcast satellite ("DBS") service providers and others.  As discussed in greater detail below, we face intense competition in our New York metropolitan service area from incumbent telephone companies Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, evidencing their commitment to compete across all of the Company's telecommunications products.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, continue to offer promotional packages at prices lower than ours, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our New York metropolitan service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area (while difficult to assess, our estimates indicate more than 40% of the households, based on currently available information).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers such service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our high-speed data services business, which accounted for 20% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2011, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T in our New York metropolitan service area and CenturyLink, Inc. (“CenturyLink”) in our Bresnan Broadband Holdings, LLC ("Bresnan Cable") service area.  Our growth rate in high-speed data customers and revenues in our New York metropolitan service area has slowed from the growth rates we have experienced in the past due to our high penetration in this service area (55% of serviceable passings at June 30, 2011) and from the impact of intense competition.  Accordingly, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.  In addition, the regulatory framework for high-speed data service may affect our competitive position.

Our VoIP offering, which accounted for 13% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2011, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T in the New York metropolitan service area and CenturyLink in our Bresnan Cable service area.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico in the New York metropolitan service area and the U.S. Virgin Islands in the Bresnan Cable service area) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration in the New York metropolitan service area (44% of serviceable passings at June 30, 2011) and from the impact of intense competition.  Accordingly, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.  In addition, the regulatory framework for voice services may affect our competitive position.

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2011.

Optimum Lightpath, which operates in our New York metropolitan area accounted for 4% of our consolidated revenues, net of inter-segment eliminations, for the three months ended June 30, 2011.  Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Other

Our Other segment, which accounted for 6% of our consolidated revenues, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Cablevision Media Sales Corporation, previously  known as Rainbow Advertising Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the six months ended June 30, 2011, advertising revenues accounted for 71% and circulation revenues accounted for approximately 28% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  For the three and six months ended June 30, 2011, Newsday experienced a $3,787 (6%) and $10,179 (9%), respectively, decline in advertising revenues as compared to the comparable period in 2010.

On April 15, 2011, Newsday filed its most recent Publishers statement with the Audit Bureau of Circulation which indicated total circulation for the six months ended March 27, 2011 of approximately 299,000 on weekdays, approximately 283,000 on Saturdays and approximately 362,000 on Sundays.  Newsday's total circulation for weekdays, Saturdays and Sundays declined 10.4%, 7.2% and 8.0%, respectively, as compared to the same period in the prior year.  Circulation revenue for the three and six months ended June 30, 2011 increased $476 (2%) and $1,508 (4%), respectively, over the same period in the prior year due primarily to the impact of home delivery subscription price increases, notwithstanding the aforementioned decline in total circulation.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

MSG Varsity

MSG Varsity is a network dedicated entirely to showcasing high school sports and activities.  One of the many components of this programming service is the involvement of high schools throughout our New York metropolitan area footprint as co-producers of MSG Varsity's content, in addition to content created by our professional productions.  MSG Varsity is available to all subscribers throughout our footprint in the New York metropolitan area.

Cablevision Media Sales

Cablevision Media Sales is a cable television advertising company that sells local and regional commercial advertising time on cable television networks in the New York metropolitan area and offers advertisers the opportunity to target geographic and demographic audiences.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended June 30,
	2011		2010
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$1,688,681	100%	$1,548,203	100%	$140,478
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	746,159	44	647,084	42	(99,075)
Selling, general and administrative	382,382	23	353,986	23	(28,396)
Restructuring expense	94	-	158	-	64
Depreciation and amortization (including impairments)	247,605	15	217,987	14	(29,618)
Operating income	312,441	19	328,988	21	(16,547)
Other income (expense):
Interest expense, net	(188,295)	(11)	(188,898)	(12)	603
Gain (loss) on investments, net	13,312	1	(31,366)	(2)	44,678
Gain (loss) on equity derivative contracts, net	(2,823)	-	32,292	2	(35,115)
Loss on interest rate swap contracts, net	(5,497)	-	(21,771)	(1)	16,274
Loss on extinguishment of debt and write-off of deferred financing costs	-		(110,049)	(7)	110,049
Miscellaneous, net	238	-	240	-	(2)
Income from continuing operations before income taxes	129,376	8	9,436	1	119,940
Income tax benefit (expense)	(59,836)	(4)	11,092	1	(70,928)
Income from continuing operations	69,540	4	20,528	1	49,012
Income from discontinued operations, net of income taxes	18,592	1	40,553	3	(21,961)
Net income	88,132	5	61,081	4	27,051
Net income attributable to noncontrolling interests	(288)	-	(217)	-	(71)
Net income attributable to Cablevision Systems Corporation stockholders	$87,844	5%	$60,864	4%	$26,980

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS DATA (Cont'd)

	Six Months Ended June 30,
	2011		2010
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$3,343,805	100%	$3,057,994	100%	$285,811
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,484,304	44	1,307,780	43	(176,524)
Selling, general and administrative	756,409	23	709,162	23	(47,247)
Restructuring expense	265	-	161	-	(104)
Depreciation and amortization (including impairments)	492,788	15	433,190	14	(59,598)
Operating income	610,039	18	607,701	20	2,338
Other income (expense):
Interest expense, net	(379,379)	(11)	(352,442)	(12)	(26,937)
Gain on investments, net	72,384	2	10,928	-	61,456
Loss on equity derivative contracts, net	(42,881)	(1)	(2,741)	-	(40,140)
Loss on interest rate swap contracts, net	(9,686)	-	(56,880)	(2)	47,194
Loss on extinguishment of debt and write-off of deferred financing costs	-	-	(110,049)	(3)	110,049
Miscellaneous, net	455	-	585	-	(130)
Income from continuing operations before income taxes	250,932	8	97,102	3	153,830
Income tax expense	(112,379)	(3)	(31,853)	(1)	(80,526)
Income from continuing operations	138,553	4	65,249	2	73,304
Income from discontinued operations, net of income taxes	53,623	2	70,020	2	(16,397)
Net income	192,176	6	135,269	4	56,907
Net income attributable to noncontrolling interests	(267)	-	(245)	-	(22)
Net income attributable to Cablevision Systems Corporation stockholders	$191,909	6%	$135,024	4%	$56,885

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Three Months Ended September 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$312,441	$328,988	$(16,547)
Share-based compensation	13,315	13,510	(195)
Depreciation and amortization (including impairments)	247,605	217,987	29,618
Restructuring expense	94	158	(64)
AOCF	$573,455	$560,643	$12,812

	Six Months Ended June 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$610,039	$607,701	$2,338
Share-based compensation	25,879	24,628	1,251
Depreciation and amortization (including impairments)	492,788	433,190	59,598
Restructuring expense	265	161	104
AOCF	$1,128,971	$1,065,680	$63,291

Comparison of Three and Six Months Ended June 30, 2011 Versus Three and Six Months Ended June 30, 2010

Consolidated Results – Cablevision Systems Corporation

We classify our business interests into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Optimum Lightpath; and
•
Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com; (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales Corporation, a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs previously allocated to AMC Networks and Madison Square Garden that were not eliminated as a result of the AMC Networks Distribution in June 2011 and the MSG Distribution in February 2010 have been reclassified to continuing operations.  Subsequent to January 1, 2010, amounts allocated to Madison Square Garden represent charges pursuant to the transition services agreement.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and six months ended June 30, 2011 increased $140,478 (9%) and $285,811 (9%), respectively, as compared to revenues for the three and six months ended June 30, 2010.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Increase in revenues of the Telecommunications Services segment	$140,876	$294,011
Decrease in revenues of the Other segment	(727)	(8,882)
Inter-segment eliminations	329	682
	$140,478	$285,811

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) increased $99,075 (15%) and $176,524 (13%), respectively, for the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Increase in expenses of the Telecommunications Services segment	$99,875	$180,296
Decrease in expenses of the Other segment	(865)	(3,843)
Inter-segment eliminations	65	71
	$99,075	$176,524

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $28,396 (8%) and $47,247 (7%), respectively, for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Increase in expenses of the Telecommunications Services segment	$29,838	$47,444
Decrease in expenses of the Other segment	(1,706)	(808)
Inter-segment eliminations	264	611
	$28,396	$47,247

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) increased $29,618 (14%) and $59,598 (14%), respectively, for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Increase in expenses of the Telecommunications Services segment	$28,202	$55,526
Increase in expenses of the Other segment	1,416	4,072
	$29,618	$59,598

Adjusted operating cash flow increased $12,812 (2%) and $63,291 (6%), respectively, for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Increase in AOCF of the Telecommunications Services segment	$11,259	$67,042
Increase (decrease) in AOCF of the Other segment	1,553	(3,751)
	$12,812	$63,291

Interest expense, net decreased $603 and increased $26,937 (8%), respectively, for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The net changes are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Increase due to higher average interest rates on our indebtedness	$633	$6,772
Increase due to change in average debt balances	9,384	29,977
Lower interest income	14	32
Other net decreases (term loan extension fees of $11,229 were included in the 2010 periods)	(10,634)	(9,844)
	$(603)	$26,937

See "Liquidity and Capital Resources" discussion below for details regarding our borrower groups.

Gain (loss) on investments, net of $13,312 and $72,384 for the three and six months ended June 30, 2011, respectively, and $(31,366) and $10,928, for the three and six months ended June 30, 2010, respectively, consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company.  The effects of these gains (losses) are partially offset by the losses or gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $(2,823) and $(42,881) for the three and six months ended June 30, 2011, respectively, and $32,292 and $(2,741) for the three and six months ended June 30, 2010, respectively, consists of unrealized and realized losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains (losses) are partially offset by the losses or gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $5,497 and $9,686 for the three and six months ended June 30, 2011, respectively, and $21,771 and $56,880 for the three and six months ended June 30, 2010, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company's floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $110,049 for the three and six months ended June 30, 2010 and represent premiums paid in the second quarter of 2010 to repurchase a portion of Cablevision senior notes due April 2012 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs related to such repurchases.

Income tax expense amounted to $59,836 and $112,379 for the three and six months ended June 30, 2011, respectively, reflecting an effective tax rate of 46% and 45%, respectively.  The Company recorded tax expense relating to uncertain tax positions, including accrued interest, of $804 and $1,604 for the three and six months ended June 30, 2011, respectively.  The Company recorded a tax benefit of $720 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the AMC Networks Distribution on June 30, 2011.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in additional tax expense of $608 in the six-month period ended June 30, 2011.

The Company recorded income tax benefit of $11,092 for the three months ended June 30, 2010, reflecting an effective tax rate of (118)%.  In the second quarter of 2010, the Company recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the three months ended June 30, 2010 would have been 83%, because the tax expense of $2,515 relating to nondeductible expenses resulted in a significant increase in the effective tax rate due to the proportionately low amount of pretax income.

The Company recorded an income tax expense of $31,853 for the six months ended June 30, 2010, reflecting an effective tax rate of 33%. If the nonrecurring tax benefit of $18,951 recorded in the second quarter of 2010 for an increase in certain state and city net operating loss carry forwards and tax expense of $7,715 recorded in the first quarter of 2010 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution were excluded, the effective tax rate would have been 44%.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the three and six months ended June 30, 2011 and 2010 reflects the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010*
Net operating results of AMC Networks, including transaction costs, net of income taxes	$18,592	$40,553	$53,623	$74,142
Net operating results of Madison Square Garden, including transaction costs, net of income taxes	-	-	-	(4,122)
	$18,592	$40,553	$53,623	$70,020
_________________
*	Includes operating results of the Madison Square Garden segment from January 1, 2010 through the date of the MSG Distribution.

AMC Networks’ results of operations reported on a stand-alone basis will differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

Business Segments Results – Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Telecommunications Services segment.

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$1,578,037	100%	$1,437,161	100%	$140,876
Technical and operating expenses (excluding depreciation and amortization shown below)	665,341	42	565,466	39	(99,875)
Selling, general and administrative expenses	296,410	19	266,572	19	(29,838)
Depreciation and amortization	232,560	15	204,358	14	(28,202)
Operating income	$383,726	24%	$400,765	28%	$(17,039)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)
Revenues, net	$3,137,177	100%	$2,843,166	100%	$294,011
Technical and operating expenses (excluding depreciation and amortization shown below)	1,324,389	42	1,144,093	40	(180,296)
Selling, general and administrative expenses	590,398	19	542,954	19	(47,444)
Depreciation and amortization	462,440	15	406,914	14	(55,526)
Operating income	$759,950	24%	$749,205	26%	$10,745

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$383,726	$400,765	$(17,039)
Share-based compensation	9,099	9,003	96
Depreciation and amortization	232,560	204,358	28,202
AOCF	$625,385	$614,126	$11,259

	Six Months Ended June 30,
	2011	2010
	Amount	Amount	Favorable
Operating income	$759,950	$749,205	$10,745
Share-based compensation	17,398	16,627	771
Depreciation and amortization	462,440	406,914	55,526
AOCF	$1,239,788	$1,172,746	$67,042

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and six months ended June 30, 2011 increased $140,876 (10%) and $294,011 (10%), respectively, as compared to revenues, net for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months Ended June 30,			Percent	Increase due to Bresnan	Percent Increase, Net of Bresnan Cable
	2011	2010	Increase	Increase	Cable	Impact
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$888,084	$813,922	$74,162	9%	$65,066	1%
High-speed data	332,016	299,751	32,265	11	31,027	-
Voice	220,716	201,617	19,099	9	16,621	1
Advertising	40,050	32,894	7,156	22	2,953	13
Other (including installation, home shopping, advertising sales commissions, and other products)	24,919	23,349	1,570	7	1,390	1
Total Cable Television	1,505,785	1,371,533	134,252	10	117,057	1
Optimum Lightpath	77,098	70,763	6,335	9	-	9
Intra-segment eliminations	(4,846)	(5,135)	289	6	-	6
Total Telecommunications Services	$1,578,037	$1,437,161	$140,876	10%	$117,057	2%

	Six Months Ended June 30,			Percent	Increase due to Bresnan	Percent Increase, Net of Bresnan Cable
	2011	2010	Increase	Increase	Cable	Impact
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$1,772,267	$1,616,979	$155,288	10%	$129,481	2%
High-speed data	659,661	593,851	65,810	11	61,153	1
Voice	438,241	399,211	39,030	10	32,406	2
Advertising	73,391	58,998	14,393	24	5,987	14
Other (including installation, home shopping, advertising sales commissions, and other products)	49,129	45,866	3,263	7	2,947	1
Total Cable Television	2,992,689	2,714,905	277,784	10	231,974	2
Optimum Lightpath	154,366	138,911	15,455	11	-	11
Intra-segment eliminations	(9,878)	(10,650)	772	7	-	7
Total Telecommunications Services	$3,137,177	$2,843,166	$294,011	10%	$231,974	2%

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenue increases reflected above are primarily due to the acquisition of our Bresnan Cable system on December 14, 2010.  Other revenue increases are primarily derived from higher rates (primarily due to an increase in video rates of 2.9% on average, which was implemented beginning in December 2010), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below and additional services sold to our existing video subscribers.  These increases are partially offset by a decline in basic video customers in our New York metropolitan service area, promotional offer pricing discounts and other rate changes.  Our average monthly revenue per basic video subscriber for our New York metropolitan service area only for the three months ended June 30, 2011 was $154.86 as compared to $152.27 and $149.12 for the three months ended March 31, 2011 and June 30, 2010, respectively.  Our average monthly revenue per basic video subscriber for our Bresnan Cable service area was $127.91 and $125.10 for the three months ended June 30, 2011 and March 31, 2011, respectively.

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

The following table presents certain statistical information as of June 30, 2011, March 31, 2011, and June 30, 2010 for our cable television systems, including Optimum Lightpath:

	New York Metropolitan Service Area June 30, 2011		Bresnan Cable Service Area June 30, 2011(a)	Total June 30, 2011	New York Metropolitan Service Area March 31, 2011	Bresnan Cable Service Area March 31, 2011	Total March 31, 2011	Total June 30, 2010
	(in thousands)
Total customers	3,287	(b)	354	3,641	3,302	356	3,658	3,340
Video customers	2,980		303	3,283	2,999	307	3,306	3,067
High-speed data customers	2,681		251	2,932	2,678	249	2,927	2,640
Total voice lines	2,787		159	2,946	2,765	154	2,919	2,678
_________________
(a)	Reflects data related to Bresnan Cable, which was acquired by the Company on December 14, 2010.
(b)	Reflects approximately 3 additional customers as a result of a revision in our statistical reporting in March 2011.

Excluding the impact of our Bresnan Cable system, the Company had a loss of 19,500 video customers in the three months ended June 30, 2011, compared to a gain of 2,900 in the same period in 2010.  We believe this is largely attributable to the current economic environment and intense competition, particularly from Verizon.  The length of the economic downturn and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and six months ended June 30, 2011 increased $99,875 (18%) and $180,296 (16%), respectively, as compared to the same periods in 2010.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Increase in programming costs (including costs of on-demand services) due primarily to programming costs for the newly acquired Bresnan Cable system operations of $29,694 and $60,224, respectively, for the three and six months ended, rate increases and new program offerings, partially offset by lower subscribers to certain tiers of service	$38,133	$83,567
Nonrecurring settlement of a contractual fee matter related to years prior to 2009 recorded in the second quarter 2010	23,000	23,000
Increase in field operations and network related costs primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $19,819 and $37,898, respectively, for the three and six months ended, and general cost increases primarily related to maintenance and insurance in the New York Metropolitan service area	24,062	47,184
Increase in call completion and other general costs, primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $8,991 and $16,226, respectively, for the three and six months ended	10,729	18,371
Increase in franchise fees primarily due to fees for the newly acquired Bresnan Cable system operations of $2,557 and $5,071, respectively, for the three and six months ended, increase in revenues subject to franchise fees and higher rates in certain regions	3,913	8,150
Intra-segment eliminations	38	24
	$99,875	$180,296

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three and six months ended June 30, 2011 increased $29,838 (11%) and $47,444 (9%), respectively, as compared to the same periods in 2010.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Increase in sales and marketing costs primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $8,887 and $16,393, respectively, for the three and six months ended and in the New York metropolitan service area higher employee related costs, partially offset by lower costs related to program carriage disputes recorded in the first quarter 2010 and lower customer promotions	$12,695	$17,921
Increase in customer related costs, primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $7,123 and $14,489, respectively, for the three and six months ended, increased high-speed data and voice customers and general cost increases, partially offset by a decrease in customer related costs in the New York metropolitan service area primarily due to a reduction in call center labor costs due to fewer calls handled	6,074	10,014
Decrease in share-based compensation expense and expenses relating to Cablevision's long-term incentive plans	(310)	(708)
Other net increases primarily due to administrative costs associated with the operation of the newly acquired Bresnan Cable system of $5,312 and $10,666, respectively, for the three and six months ended, legal costs, other fees and employee costs in the New York metropolitan service area	11,356	20,215
Intra-segment eliminations	23	2
	$29,838	$47,444

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

Prior to the AMC Networks Distribution, the Telecommunications Services segment received a management fee calculated based on gross revenues of AMC and WE tv (as defined under the terms of the management agreement) on a monthly basis.  Historically, these management fees were reported as a contra-expense and amounted to $7,218 and $13,958, for the three and six months ended June 30, 2011 as compared to $6,438 and $12,656 for the three and six months ended June 30, 2010, respectively.  The management agreement was terminated in connection with the AMC Networks Distribution and the fees received have been reclassified to discontinued operations for all periods presented.

Depreciation and amortization increased $28,202 (14%) and $55,526 (14%), respectively, for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The net increase resulted primarily from depreciation and amortization related to the newly acquired Bresnan Cable system of $37,196 and $71,657, respectively, for the three and six months ended June 30, 2011 and depreciation of new asset purchases, partially offset by certain assets becoming fully depreciated.

Adjusted operating cash flow increased $11,259 (2%) and $67,042 (6%), respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010.  The increase was primarily due to adjusted operating cash flow related to the operations of the newly acquired Bresnan Cable system of $34,438 and $70,543 for the three and six months ended June 30, 2011, respectively and an increase in revenue, offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above, for the three and six months ended June 30, 2011, respectively.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Other segment.

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$116,399	100%	$117,126	100%	$(727)
Technical and operating expenses (excluding depreciation and amortization shown below)	85,059	73	85,924	73	865
Selling, general and administrative expenses	87,486	75	89,192	76	1,706
Restructuring expense	94	-	158	-	64
Depreciation and amortization (including impairments)	15,045	13	13,629	12	(1,416)
Operating loss	$(71,285)	(61)%	$(71,777)	(61)%	$492

	Six Months Ended June 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$217,987	100%	$226,869	100%	$(8,882)
Technical and operating expenses (excluding depreciation and amortization shown below)	168,428	77	172,271	76%	3,843
Selling, general and administrative expenses	168,857	77	169,665	75	808
Restructuring expense	265	-	161	-	(104)
Depreciation and amortization (including impairments)	30,348	14	26,276	12	(4,072)
Operating loss	$(149,911)	(69)%	$(141,504)	(62)%	$(8,407)

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended June 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(71,285)	$(71,777)	$492
Share-based compensation	4,216	4,507	(291)
Restructuring expense	94	158	(64)
Depreciation and amortization (including impairments)	15,045	13,629	1,416
AOCF deficit	$(51,930)	$(53,483)	$1,553

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(149,911)	$(141,504)	$(8,407)
Share-based compensation	8,481	8,001	480
Restructuring expense	265	161	104
Depreciation and amortization (including impairments)	30,348	26,276	4,072
AOCF deficit	$(110,817)	$(107,066)	$(3,751)

Revenues, net for the three and six months ended June 30, 2011 decreased $727 (1%) and $8,882 (4%), respectively, as compared to revenues, net for the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Decrease in revenues at Newsday (from $80,062 to $76,152 for the three-month periods and from $154,794 to $144,869 for the six-month periods ended June 30, 2011 and 2010, respectively) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(3,910)	$(9,925)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	1,561	3,894
Increase (decrease) in other revenues primarily at Clearview Cinemas	1,131	(2,031)
Intra-segment eliminations	491	(820)
	$(727)	$(8,882)

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and six months ended June 30, 2011 decreased $865 (1%) and $3,843 (2%), respectively, as compared to the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Decrease in expenses at Newsday (from $47,241 to $46,556 for the three-month periods and from $94,070 to $92,058 for the six-month periods ended June 30, 2011 and 2010, respectively) primarily due to a decrease in transportation and distribution expenses, partially offset by an increase in newsprint and ink expenses	$(685)	$(2,012)
Decrease in operating costs of PVI Virtual Media	(1,160)	(2,135)
Other net increases	980	304
	$(865)	$(3,843)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general, and administrative expenses decreased $1,706 (2%) and $808, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2011
Increase in costs at MSG Varsity, Cablevision Media Sales and News 12 Networks	$656	$3,751
Net decrease in charges to Madison Square Garden for transition services	1,291	3,220
Net decrease in unallocated Corporate costs due primarily to a decrease in transaction costs related to the Bresnan acquisition of $7,847 and $7,802 and an increase in allocations to business units, partially offset by an increase in professional fees and employee related costs, including severance	(3,163)	(4,864)
Other net decreases (primarily at PVI Virtual Media) includes a decrease in the three-month period of $415 and an increase in the six-month period of $379 at Newsday	(984)	(2,095)
Intra-segment eliminations	494	(820)
	$(1,706)	$(808)

For the three and six months ended June  30, 2011 and 2010, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans of $9,535 and $18,834, and $9,718 and $18,828, respectively, to AMC Networks.  Such expenses will not be eliminated as a result of the AMC Networks Distribution and have been reclassified to the Other segment for all periods presented.

Depreciation and amortization (including impairments) for the three and six months ended June 30, 2011 increased $1,416 (10%) and $4,072 (15%), respectively, as compared to the same periods in the prior year.  The net increases are primarily due to depreciation of new asset purchases, partially offset by decreases in depreciation due to certain assets becoming fully depreciated.

Adjusted operating cash flow deficit decreased $1,553 (3%) for the three months ended June 30, 2011 and increased $3,751 (4%) for the six months ended June 30, 2011 as compared to the same periods in the prior year (including Newsday's AOCF of $2,304 and AOCF deficit of $(1,835) for the three and six months ended June 30, 2011 compared to AOCF of $5,224 and $6,418, respectively, for the three and six months ended June 30, 2010).  The increase in the three-month period was due to a decrease in operating expenses excluding depreciation and amortization and share based compensation, partially offset by a decrease in revenues.  The decrease for the six-month period was due primarily to decreases in revenues, net, and decreases in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC Holdings, LLC

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Cablevision Systems Corporation stockholders	$87,844	$60,864	$191,909	$135,024
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009 and April 2010 included in Cablevision's consolidated statements of operations	45,880	47,640	91,697	88,406
Interest income related to cash held at Cablevision	(2)	(111)	(10)	(121)
Interest income included in CSC Holdings' consolidated statements of operations related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	14,769	15,261	29,539	30,967
Loss on extinguishment of debt and write-off of deferred financing costs related to the repurchase of a portion of Cablevision's senior notes due April 2012 pursuant to a tender offer	-	110,049	-	110,049
Income tax benefit included in Cablevision's consolidated statements of operations related to the items listed above	(32,148)	(70,412)	(56,735)	(90,199)
Net income attributable to CSC Holdings LLC's sole member	$116,343	$163,291	$256,400	$274,126

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations – Cablevision Systems Corporation

Cash Flows from Operating Activities

Net cash provided by operating activities amounted to $699,592 for the six months ended June 30, 2011 compared to $624,345 for the six months ended June 30, 2010.  The 2011 cash provided by operating activities resulted from $631,341 of income before depreciation and amortization (including impairments), $135,373 of non-cash items, and a $3,103 increase in accounts payable and other liabilities.  Partially offsetting these increases was a decrease in cash of $50,164 as a result of a decrease in liabilities under derivative contracts and an increase of $20,061 in current and other assets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2010 cash provided by operating activities resulted from $498,439 of income before depreciation and amortization (including impairments), $194,635 of non-cash items and a $16,577 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $72,349 as a result of an increase in current and other assets and a decrease of $12,957 in liabilities under derivative contracts.

The increase in cash provided by operating activities of $75,247 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $73,640 and an increase of $1,607 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $355,592 compared to $497,352 for the six months ended June 30, 2010.  The 2011 investing activities consisted primarily of $345,298 of capital expenditures ($325,573 of which relate to our Telecommunications Services segment), $7,776 of payments relating to the acquisition of Bresnan Cable and other net cash payments of $2,518.

The 2010 investing activities consisted primarily of $353,045 of capital expenditures ($337,415 of which relate to our Telecommunications Services segment), net investments in AMC Networks of $145,766, partially offset by other net cash receipts of $1,459.

Cash Flows from Financing Activities

Net cash used in financing activities amounted to $323,431 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $82,374 for the six months ended June 30, 2010.  In 2011, the Company's financing activities consisted primarily of treasury stock purchases of $394,540, the repayment of senior notes of $325,796, dividend payments to common stockholders of $79,507 and payments of $32,761 resulting from the net share settlement of restricted stock awards, partially offset by net proceeds from credit facility debt of $476,274, net proceeds from collateralized indebtedness of $28,002 and other net cash receipts of $4,897.

In 2010, the Company's financing activities consisted primarily of proceeds of $1,250,000 of senior notes, net proceeds from credit facility debt of $47,323 and other net cash receipts of $15,435, partially offset by the repurchase of senior notes and debentures pursuant to a tender offer of $1,078,212, dividend payments to common stockholders of $67,503, additions to deferred financing of $39,866, treasury stock purchases of $27,180 and payments of $17,623 resulting from the net share settlement of restricted stock awards.

Continuing Operations - CSC Holdings, LLC

Cash Flows from Operating Activities

Net cash provided by operating activities amounted to $812,556 for the six months ended June 30, 2011 compared to $760,739 for the six months ended June 30, 2010.  The 2011 cash provided by operating activities resulted from $695,832 of income before depreciation and amortization (including impairments), $173,255 of non-cash items, and a $10,534 increase in accounts payable and other liabilities.  Partially offsetting these increases was a decrease in cash of $50,164 as a result of a decrease in liabilities under derivative contracts and an increase of $16,901 in current and other assets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2010 cash provided by operating activities resulted from $637,541 of income before depreciation and amortization (including impairments), $162,504 of non-cash items, and a $19,402 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $45,751 as a result of an increase in current and other assets and a decrease of $12,957 in liabilities under derivative contracts.

The increase in cash provided by operating activities of $51,817 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $69,042, partially offset by a decrease of $17,225 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $355,592 compared to $497,352 for the six months ended June 30, 2010.  The 2011 investing activities consisted primarily of $345,298 of capital expenditures ($325,573 of which relate to our Telecommunications Services segment), $7,776 of payments relating to the acquisition of Bresnan Cable and other net cash payments of $2,518.

The 2010 investing activities consisted primarily of $353,045 of capital expenditures ($337,415 of which relate to our Telecommunications Services segment), net investments in AMC Networks of $145,766, partially offset by other net cash receipts of $1,459.

Cash Flows from Financing Activities

Net cash used in financing activities amounted to $389,718 for the six months ended June 30, 2011 compared to $91,367 for the six months ended June 30, 2010.  In 2011, the Company's financing activities consisted primarily of net distributions to Cablevision of $574,325, the repayment of senior notes of $325,796 and other net cash payments of $996, partially offset by net proceeds from credit facility debt of $476,274, net proceeds from collateralized indebtedness of $28,002 and excess tax benefits on share based awards of $7,123.

In 2010, the Company's financing activities consisted primarily of net distributions to Cablevision of $124,011, additions to deferred financing costs of $13,365 and other net cash payments of $1,314, partially offset by net proceeds from credit facility debt of $47,323.

Discontinued Operations – Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $22,291 and $22,028 for the six months ended June 30, 2011 and 2010, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $141,397 for the six months ended June 30, 2011 compared to $133,426 for the six months ended June 30, 2010.  The 2011 cash provided by operating activities resulted from $206,610 of non-cash items, $103,808 of income before depreciation and amortization (including impairments) and a $13,124 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $131,642 resulting from the acquisition of and payment of obligations relating to program rights and a $50,503 increase in current and other assets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2010 cash provided by operating activities of discontinued operations resulted from $179,592 of non-cash items and $129,973 of income before depreciation and amortization (including impairments), partially offset by a decrease in cash of $125,831 resulting from the acquisition of and payment of obligations relating to program rights, a $33,794 decrease in accounts payable and accrued liabilities and a $16,514 increase in current and other assets.

Cash Flows from Investing Activities

Net cash used in investing activities of discontinued operations for the six months ended June 30, 2011 was $4,086 compared to $7,707 for the six months ended June 30, 2010.  The 2011 investing activities consisted of capital expenditures of $4,340, partially offset by other net cash receipts of $254.

The 2010 investing activities consisted of capital expenditures of $8,193, partially offset by other net cash receipts of $486.

Cash Flows from Financing Activities

Net cash provided by financing activities of discontinued operations for the six months ended June 30, 2011 was $2,857 compared to net cash used in financing activities of discontinued operations of $96,978 for the six months ended June 30, 2010.  The 2011 financing activities consisted primarily of net proceeds from credit facility debt of $667,364, partially offset by the repayment and repurchase of $638,365 of senior notes, additions to deferred financing costs of $23,900 and payments on capital lease obligations of $2,242.

The 2010 financing activities consisted primarily of the repayment of a note payable to Madison Square Garden of $190,000, net repayments of credit facility debt of $42,500, additions to deferred financing costs of $8,069 and payments on capital lease obligations of $2,175, partially offset by net contributions from Cablevision of $145,766.

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

Funding for the debt service requirements of our debt securities is provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under credit facilities made available to the Restricted Group (as later defined) and Bresnan Cable, and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash on hand, cash generated from operating activities and borrowings under credit facilities of the Restricted Group and Bresnan Cable will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet our future cash funding requirements.  The Company has accessed the debt markets for significant amounts of capital in the past and may do so in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

We have assessed the implications of the volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $480,345 under our credit facilities, senior notes and notes payable as of June 30, 2011.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and Bresnan Cable revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the six months ended June 30, 2011:

	Restricted Group	Newsday LLC(a)	Bresnan Cable	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,579,211	$650,000	$754,059	$-	$4,983,270	$-	$-	$4,983,270
Capital lease obligations	5,080	1,314	-	29,176	35,570	-	-	35,570
Notes payable	739	-	-	-	739	-	-	739
Senior notes and debentures	2,836,215	-	250,000	-	3,086,215	2,920,030	(753,717)	5,252,528
Collateralized indebtedness relating to stock monetizations	-	-	-	425,822	425,822	-	-	425,822
Total debt	$6,421,245	$651,314	$1,004,059	$454,998	$8,531,616	$2,920,030	$(753,717)	$10,697,929

Interest expense	$211,305	$34,715	$29,784	$12,148	$287,952	$121,236	$(29,539)	$379,649
Capital expenditures	$292,192	$817	$34,465	$17,824	$345,298	$-	$-	$345,298
_________________
(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its $650,000 senior secured credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of the Company's outstanding credit facility debt:

		Weighted Average Interest Rate at	Carrying Value at
	Maturity Date	June 30, 2011	June 30, 2011	December 31, 2010
Restricted Group:
Revolving credit facility(a)	February 24, 2012	-	$-	$77,990
Extended revolving credit facility(a)	March 31, 2015	-	-	617,010
Term A-1 credit facility	February 24, 2012	0.94%	34,508	69,016
Term A-3 extended credit facility	March 31, 2015	2.44%	424,974	449,259
Term B credit facility	March 29, 2013	1.94%	322,552	324,254
Term B-2 extended credit facility	March 29, 2016	3.44%	1,139,713	1,145,728
Term B-3 extended credit facility	March 29, 2016	3.19%	1,657,464	1,665,855
Restricted Group credit facility debt			3,579,211	4,349,112

Bresnan Cable:
Term credit facility	December 14, 2017	4.50%	754,059	757,398
Revolving credit facility(b)	December 14, 2015	-	-	-
Bresnan Cable credit facility debt			754,059	757,398

Newsday:
Fixed rate term credit facility	August 1, 2013	10.50%	525,000	525,000
Floating rate term credit facility	August 1, 2013	6.53%	125,000	125,000
Newsday credit facility debt			650,000	650,000

Total credit facility debt			$4,983,270	$5,756,510
_________________
(a)
At June 30, 2011, $64,097 of the revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,348,356 of the revolving credit facility was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
At June 30, 2011, $300 of the revolving credit facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,700 of the revolver was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of the Company's capital expenditures for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Capital Expenditures

Consumer premise equipment	$53,115	$88,224	$105,673	$166,922
Scalable infrastructure	66,024	36,045	94,928	51,273
Line extensions	11,024	8,325	19,584	16,685
Upgrade/rebuild	8,867	4,938	13,052	8,588
Support	36,167	33,349	48,997	49,496
Total Cable Television	175,197	170,881	282,234	292,964
Optimum Lightpath	25,181	23,500	43,339	44,451
Total Telecommunications	200,378	194,381	325,573	337,415
Other	13,906	12,547	19,725	15,630
Total Cablevision	$214,284	$206,928	$345,298	$353,045

Restricted Group

As of June 30, 2011, CSC Holdings and those of its subsidiaries which conduct our cable television video operations in the New York metropolitan area, and high-speed data service, and our VoIP services operations, as well as Optimum Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

In connection with the AMC Networks Distribution, AMC Networks issued senior notes and senior secured term loans under its new senior secured credit facility to the Company as partial consideration for the transfer of certain businesses to AMC Networks.  The Company exchanged the AMC Networks senior notes and senior secured term loans in satisfaction and discharge of $1,250,000 outstanding indebtedness under its Restricted Group revolving loan and extended revolving loan facilities.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.

On April 1, 2011, CSC Holdings' 7-5/8% senior notes matured.  CSC Holdings repaid the principal amount of the notes of $325,796, plus accrued interest, with $275,000 of borrowings under its revolving credit facility and cash-on-hand.

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 pre-payment of the unextended term B credit facility.  In addition, in December 2010, the Company utilized $395,000 of its revolver commitments to make a $395,000 equity contribution in Bresnan Cable.

The principal financial covenants for the Restricted Group credit facility as of June 30, 2011 are summarized below:

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
_________________
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

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of June 30, 2011.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As of June 30, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 82% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 25% is effectively fixed through utilization of these interest rate swap contracts) as of June 30, 2011.  The table below summarizes certain terms of these interest rate swap contracts as of June 30, 2011:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company At June 30, 2011*

June 2012	$2,600,000	4.86%	0.25%
_________________
*	Represents the floating rate received by the Company under its interest rate swap contracts at June 30, 2011 and does not represent the rates to be received by the Company on future payments.

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

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of June 30, 2011.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Bresnan Cable has a $840,000 senior secured credit facility which is comprised of two components:  a $765,000 term credit facility and a $75,000 revolving credit facility (collectively, the "Bresnan Credit Agreement").  In connection with the financing of the Bresnan Cable acquisition in December 2010, the full $765,000 amount of the term credit facility was drawn, net of an original issue discount of approximately $7,700.  The revolving credit facility, which includes a $25,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans, was not drawn in connection with the transaction.  Such revolving credit facility is expected to be available to provide for ongoing working capital requirements and for other general corporate purposes of the Company and its subsidiaries.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of June 30, 2011.

Monetization Contracts Maturities

The following monetization contracts relating to our Comcast common stock matured during the six months ended June 30, 2011:

Month of Maturity	Shares covered under monetization contract

January 2011	2,668,875
March 2011	2,732,184
May 2011	2,668,875

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of new monetization transactions on our Comcast common stock that will mature in January, April and June 2013.

During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock mature.  The Company intends to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Other Events

Dividends

During the six months ended June 30, 2011, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 15, 2011	$0.125	February 28, 2011	March 21, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011

Cablevision paid dividends aggregating $79,507 during the six months ended June 30, 2011, primarily from the proceeds of dividend payments to Cablevision from CSC Holdings.  In addition, as of June 30, 2011, up to approximately $7,113 will be paid when, and if, restrictions lapse on restricted shares outstanding.

On August 5, 2011, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 9, 2011 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 19, 2011.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

During the six months ended June 30, 2011, CSC Holdings made distributions to Cablevision aggregating $574,325.  These distributions were funded from cash on hand, cash from operations and borrowings under its revolving credit facility.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest payments on certain of its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

Distribution of AMC Networks Inc.

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks (formerly Rainbow Media Holdings LLC), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, and other services which consist primarily of AMC/Sundance Channel Global, an international programming business, IFC Entertainment, an independent film distribution business, and AMC Networks Broadcasting & Technology (formerly Rainbow Network Communications), a network technical services business, previously owned and operated by the Company's Rainbow segment.  The AMC Networks Distribution took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of CNYG Class A Common Stock held of record on June 16, 2011 (the "AMC Networks Distribution Record Date") and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the AMC Networks Distribution Record Date.

As part of the AMC Networks Distribution, a refinancing of AMC Networks created new debt, a portion of which was used to repay all outstanding debt (excluding capital leases) of Rainbow National Services and approximately $1,250,000 of the new AMC Networks debt was issued to CSC Holdings which was used to satisfy and discharge $1,250,000 of outstanding borrowings under the Restricted Group's revolving credit facility.

As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date.

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand and/or borrowings under CSC Holdings' revolving credit facility which would be distributed to Cablevision.  Through June 30, 2011, Cablevision repurchased an aggregate of 21,683,400 shares for a total cost of approximately $694,787, including commissions of $217.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheet.  As of June 30, 2011, we had approximately $305,213 of availability remaining under our stock repurchase authorizations.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Recently Issued But Not Yet Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU No. 2011-04 is to be applied prospectively and is effective for the Company on January 1, 2012.

In June 2011, the FASB issued Accounting ASU No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The main provisions of ASU No. 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated.  ASU No. 2011-05 is to be applied retrospectively.  ASU No. 2011-05 is effective for the Company on January 1, 2012.  The Company has not yet determined which presentation method it will adopt.

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

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2011, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2011, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $425,822 at June 30, 2011.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As of June 30, 2011, the fair value and the carrying value of our holdings of Comcast common stock aggregated $544,242.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $54,424.  As of June 30, 2011, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $56,966, a net payable position.  For the six months ended June 30, 2011, we recorded a net loss on our outstanding equity derivative contracts of $42,881 and recorded unrealized gains of $72,379 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2010, net liability position	$(59,300)
Change in fair value, net	(42,881)
Settlement of contracts	45,215
Fair value as of June 30, 2011, net liability position	$(56,966)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast
	5,337,750	2011	$14.76 - $17.45	$17.71	$22.68
	8,069,934	2012	$17.57 - $18.85	$21.09	$22.62
	8,069,934	2013	$22.11 - $24.94	$26.53	$29.92
_________________
(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2011, the fair value of our fixed rate debt of $7,523,202 was more than its carrying value of $6,958,148 by $565,054.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2011 would increase the estimated fair value of our fixed rate debt by $309,309 to $7,832,511.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As of June 30, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  As of June 30, 2011, our outstanding interest rate swap contracts had a fair value and carrying value of $117,114, a net liability position, as reflected in liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at June 30, 2011 would increase our liability under these derivative contracts by approximately $8,232 to a liability of $125,346.

For the six months ended June 30, 2011, we recorded a net loss on interest rate swap contracts of $9,686, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts
Fair value as of December 31, 2010, a net liability position	$(167,278)
Cash payments, net	59,850
Change in fair value, net	(9,686)
Fair value as of June 30, 2011, a net liability position	$(117,114)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control

During the six months ended June 30, 2011, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to an antitrust lawsuit filed in the U.S. District Court for the Central District of California against the Company and several other defendants, including other cable and satellite providers and programming content providers, described on page 38 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  On April 19, 2010, the plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit.  On June 3, 2011, that court affirmed the district court's dismissal of the action.  On July 7, 2011, the plaintiffs filed a petition for rehearing en banc with the United States Court of Appeals for the Ninth Circuit.  The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this lawsuit with certainty or reasonably estimate a range of possible loss.

Reference is made to the class action lawsuits relating to the carriage of certain Fox broadcast stations and cable networks described on page 39 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  Those lawsuits were consolidated in an action before the United States District Court for the Eastern District of New York and a consolidated complaint was filed in that court on February 22, 2011.  The plaintiffs have asserted claims for breach of contract, unjust enrichment, and consumer fraud.  The Company has filed a motion to dismiss this action.  The Company believes these claims are without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits with certainty or reasonably estimate a range of possible loss.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

On June 23, 2011, a lawsuit was filed against the Company by Viacom International Inc. and certain of its affiliates in the United States District Court for the Southern District of New York.  The lawsuit claims that the Company has breached its affiliation agreements with the plaintiffs by distributing their programming services through the Company's iPad application, and it asserts related claims for copyright infringement, trademark infringement, false designation of origin, and unfair competition.  The plaintiffs have requested injunctive relief, declaratory relief, and statutory, actual, and punitive damages.  The Company believes it has a strong legal position and intends to defend this lawsuit vigorously, but is unable to predict the outcome of this lawsuit with certainty or reasonably estimate a range of possible loss.

Reference is made to the DISH Network Contract Dispute discussed in Note 15 of the combined notes to condensed consolidated financial statements.  In connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (collectively, the "AMC Parties") have entered into an agreement (the "VOOM Litigation Agreement") which provides that from and after the Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network.  Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties. CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of AMC Networks from VOOM HD. CSC Holdings and the AMC Parties will also bear equally the legal fees and expenses (above a specified amount for the remainder of 2011).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information concerning transactions under Cablevision's share repurchase program during the three-month period ended June 30, 2011.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(3)

April 1 - April 30	1,900,000	$34.19	19,403,400	$384,136,049
May 1 - May 31	1,995,000	34.57	21,398,400	315,165,498
June 1 - June 30	285,000	34.92	21,683,400	305,212,937
_________________
(1)
On June 14, 2010, the Company's Board of Directors authorized the repurchase of up to $500 million of CNYG Class A common stock.  On February 15, 2011, the Company's Board of Directors authorized the repurchase of up to an additional $500 million of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market. The program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.

(2)	This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.
(3)	Includes brokerage commissions paid by the Company.

The table above does not include any shares received in connection with participant forfeitures of awards pursuant to the Company's employee stock plan.

Item 5.	Other Information

Effective August 1, 2011, CSC Transport, Inc. (“CSC Transport”), a wholly-owned subsidiary of the Company, entered into an aircraft management agreement with Dolan Family Office, LLC (an entity majority owned and controlled by Charles F. Dolan) and Charles F. Dolan (the “Aircraft Management Agreement”) that is substantively the same as the prior agreement, which expired on July 31, 2011.  Pursuant to the Aircraft Management Agreement, CSC Transport has agreed to manage a Gulfstream GIV-SP aircraft (the “Aircraft”) that is leased by Sterling Aviation LLC (an entity owned and controlled by Charles F. Dolan) and subleased to Dolan Family Office, LLC and Charles F. Dolan.  The Gulfstream Aircraft Management Agreement is for a one-year term which expires on July 31, 2012 and provides for an annual fee of $600,000 in addition to reimbursement of certain expenses.

Effective August 1, 2011, CSC Transport entered into an aircraft management agreement with New York Aircam Corp. (an entity owned and controlled by Patrick F. Dolan) and Patrick F. Dolan (the “Cessna Management Agreement”).  Pursuant to the Cessna Management Agreement, CSC Transport has agreed to manage a Cessna 501 aircraft that is owned by New York Aircam Corp. and leased to Patrick F. Dolan (the “Cessna”) for a one-year term which expires on July 31, 2012 and will receive a monthly fee of $1,000 in addition to reimbursement of certain expenses.

The descriptions of the Aircraft Management Agreement and Cessna Management Agreement contained herein are qualified in their entirety by reference to those agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Index to Exhibits.

10.1	Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp. and Patrick F. Dolan

10.2	Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., Dolan Family Office, LLC and Charles F. Dolan

10.3	Letter Agreement from CSC Holdings, LLC to AMC Networks Inc. Regarding VOOM Litigation

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certifications of the CEO and CFO

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	August 9, 2011		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC