Form 10-Q
period 2011-09-30
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2011-10-28
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of October 21, 2011:

Cablevision NY Group Class A Common Stock -	225,314,162
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2011 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

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

•
the tax-free treatment of Cablevision's distribution to its stockholders on June 30, 2011 of all of the outstanding common stock of AMC Networks Inc., formerly Rainbow Media Holdings, LLC, ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, and other services previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution");

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
(See Note 1)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$188,617	$313,991
Restricted cash	1,149	1,149
Accounts receivable, trade (less allowance for doubtful accounts of $18,827 and $17,786)	298,409	295,149
Prepaid expenses and other current assets	167,859	127,058
Amounts due from affiliates	12,228	25,127
Deferred tax asset	162,827	103,645
Investment securities pledged as collateral	224,441	235,932
Assets distributed to stockholders in 2011	-	564,231
Total current assets	1,055,530	1,666,282
Property, plant and equipment, net of accumulated depreciation of $9,068,547 and $8,564,884	3,237,310	3,361,590
Investment securities pledged as collateral	224,441	235,932
Derivative contracts	37,005	-
Other assets	49,800	48,929
Deferred tax asset	-	99,287
Amortizable intangible assets, net of accumulated amortization of $100,541 and $60,028	266,192	292,144
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	66,895	66,895
Goodwill	441,356	442,067
Deferred financing and other costs, net of accumulated amortization of $84,437 and $72,642	121,387	140,064
Assets distributed to stockholders in 2011	-	1,273,674
	$6,740,144	$8,867,092

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)
(See Note 1)

	September 30,	December 31,
	2011	2010
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$469,025	$435,816
Accrued liabilities	595,398	634,475
Amounts due to affiliates	33,421	31,517
Deferred revenue	60,501	52,732
Liabilities under derivative contracts	90,374	47,251
Credit facility debt	276,129	157,452
Collateralized indebtedness	194,741	161,358
Capital lease obligations	2,703	1,531
Notes payable	554	-
Senior notes	218,759	325,773
Liabilities distributed to stockholders in 2011	-	336,491
Total current liabilities	1,941,605	2,184,396
Deferred revenue	10,717	10,946
Liabilities under derivative contracts	-	179,327
Other liabilities	268,797	273,918
Deferred tax liability	122,432	-
Credit facility debt	4,668,025	5,599,058
Collateralized indebtedness	246,464	191,248
Capital lease obligations	31,015	29,706
Senior notes and debentures	4,976,973	5,242,420
Liabilities distributed to stockholders in 2011	-	1,436,808
Total liabilities	12,266,028	15,147,827
Commitments and contingencies
Redeemable noncontrolling interests	15,255	14,698
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 281,798,876 and 279,582,204 shares issued and 225,315,392 and 241,055,283 shares outstanding	2,818	2,796
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 and 54,148,223 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	1,076,807	6,465
Accumulated deficit	(5,306,112)	(5,494,829)
	(4,225,946)	(5,485,027)
Treasury stock, at cost (56,483,484 and 38,526,921 CNYG Class A common shares)	(1,293,684)	(788,566)
Accumulated other comprehensive loss	(23,151)	(23,325)
Total stockholders' deficiency	(5,542,781)	(6,296,918)
Noncontrolling interest	1,642	1,485
Total deficiency	(5,541,139)	(6,295,433)
	$6,740,144	$8,867,092

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(Unaudited)
(See Note 1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net (including revenues, net from affiliates of $1,142, $1,568, $3,315, and $2,822, respectively)	$1,665,790	$1,542,827	$5,009,595	$4,600,821
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $45,075, $43,261, $134,330, and $129,131, respectively)	766,135	668,543	2,250,439	1,976,323
Selling, general and administrative (net of charges to affiliates of $3,543, $5,436, $13,713, and $19,922, respectively)	370,680	346,877	1,127,089	1,056,039
Restructuring expense	27	11	292	172
Depreciation and amortization (including impairments)	256,545	218,955	749,333	652,145
	1,393,387	1,234,386	4,127,153	3,684,679
Operating income	272,403	308,441	882,442	916,142
Other income (expense):
Interest expense	(182,565)	(176,629)	(562,214)	(529,373)
Interest income	267	242	537	544
Gain (loss) on investments, net	(95,362)	15,328	(22,978)	26,256
Gain (loss) on equity derivative contracts, net	81,737	(7,060)	38,856	(9,801)
Gain (loss) on interest rate swap contracts, net	1,173	(24,921)	(8,513)	(81,801)
Loss on extinguishment of debt and write-off of deferred financing costs	(3,027)	-	(3,027)	(110,049)
Miscellaneous, net	275	362	730	947
	(197,502)	(192,678)	(556,609)	(703,277)
Income from continuing operations before income taxes	74,901	115,763	325,833	212,865
Income tax expense	(35,297)	(47,016)	(147,676)	(78,869)
Income from continuing operations	39,604	68,747	178,157	133,996
Income from discontinued operations, net of income taxes	-	43,616	53,623	113,636
Net income	39,604	112,363	231,780	247,632
Net income attributable to noncontrolling interests	(285)	(302)	(552)	(547)
Net income attributable to Cablevision Systems Corporation stockholders	$39,319	$112,061	$231,228	$247,085
Basic net income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.14	$0.23	$0.64	$0.45
Income from discontinued operations	$-	$0.15	$0.19	$0.39
Net income	$0.14	$0.38	$0.83	$0.84
Basic weighted average common shares (in thousands)	275,145	293,671	278,498	294,438
Diluted net income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.14	$0.23	$0.62	$0.44
Income from discontinued operations	$-	$0.14	$0.19	$0.38
Net income	$0.14	$0.37	$0.81	$0.82
Diluted weighted average common shares (in thousands)	284,113	302,143	287,137	302,958
Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$39,319	$68,445	$177,605	$133,449
Income from discontinued operations, net of income taxes	-	43,616	53,623	113,636
Net income	$39,319	$112,061	$231,228	$247,085
Cash dividends declared per share of common stock	$0.15	$0.125	$0.425	$0.35

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)
(See Note 1)

	2011	2010
Cash flows from operating activities:
Income from continuing operations	$178,157	$133,996
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	749,333	652,145
Loss (gain) on investments, net	22,978	(26,256)
Loss (gain) on equity derivative contracts, net	(38,856)	9,801
Loss on extinguishment of debt and write-off of deferred financing costs	3,027	110,049
Amortization of deferred financing costs and discounts on indebtedness	35,065	30,193
Share-based compensation expense related to equity classified awards	36,585	36,317
Deferred income taxes	119,675	66,168
Provision for doubtful accounts	43,872	46,167
Changes in other assets and liabilities	(135,126)	(65,111)
Net cash provided by operating activities	1,014,710	993,469
Cash flows from investing activities:
Capital expenditures	(574,478)	(575,374)
Proceeds (payments) related to sale of equipment, net of costs of disposal	(1,242)	1,706
Payments for acquisitions, net	(7,776)	-
Decrease in investment securities and other investments	30	100
Contributions to AMC Networks	-	(101,171)
Additions to other intangible assets	(10,500)	(1,294)
Net cash used in investing activities	(593,966)	(676,033)
Cash flows from financing activities:
Proceeds from credit facility debt	605,000	400,000
Repayment of credit facility debt	(168,089)	(483,658)
Proceeds from issuance of senior notes	-	1,250,000
Repurchase of senior notes and debentures, including tender premiums and fees	(64,900)	(1,078,212)
Repayment of senior notes	(325,796)	-
Proceeds from collateralized indebtedness	246,464	148,174
Repayment of collateralized indebtedness	(210,584)	(148,174)
Proceeds from stock option exercises	6,163	19,829
Dividend distributions to common stockholders	(120,918)	(104,322)
Principal payments on capital lease obligations	(2,567)	(985)
Deemed repurchases of restricted stock	(32,968)	(17,623)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(488,408)	(157,081)
Additions to deferred financing costs	(440)	(40,247)
Distributions to noncontrolling interests	(1,127)	(635)
Net cash used in financing activities	(558,170)	(212,934)
Net increase (decrease) in cash and cash equivalents from continuing operations	(137,426)	104,502
Cash flows of discontinued operations:
Net cash provided by operating activities	131,158	216,007
Net cash used in investing activities	(4,086)	(12,637)
Net cash provided by (used in) financing activities	2,857	(158,831)
Effect of change in cash related to discontinued operations	(117,877)	(3,011)
Net increase in cash and cash equivalents from discontinued operations	12,052	41,528
Cash and cash equivalents at beginning of year	313,991	215,204
Cash and cash equivalents at end of period	$188,617	$361,234

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
(See Note 1)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$185,312	$266,914
Restricted cash	1,149	1,149
Accounts receivable, trade (less allowance for doubtful accounts of $18,827 and $17,786)	298,409	295,149
Prepaid expenses and other current assets	161,629	122,385
Amounts due from affiliates (primarily due from sole member)	519,458	515,698
Deferred tax asset	101,300	155,487
Investment securities pledged as collateral	224,441	235,932
Assets distributed to sole member in 2011	-	564,231
Total current assets	1,491,698	2,156,945
Property, plant and equipment, net of accumulated depreciation of $9,068,547 and $8,564,884	3,237,310	3,361,590
Investment securities pledged as collateral	224,441	235,932
Derivative contracts	37,005	-
Other assets	49,800	48,929
Amortizable intangible assets, net of accumulated amortization of $100,541 and $60,028	266,192	292,144
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	66,895	66,895
Goodwill	441,356	442,067
Deferred financing and other costs, net of accumulated amortization of $76,960 and $68,358	82,705	98,188
Assets distributed to sole member in 2011	-	1,229,374
	$7,137,630	$9,172,292

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(Dollars in thousands)
(Unaudited)
(See Note 1)

	September 30, 2011	December 31, 2010
LIABILITIES AND TOTAL DEFICIENCY
Current Liabilities:
Accounts payable	$469,025	$435,816
Accrued liabilities	539,687	571,711
Amounts due to affiliates	31,065	31,200
Deferred revenue	60,501	52,732
Liabilities under derivative contracts	90,374	47,251
Credit facility debt	276,129	157,452
Collateralized indebtedness	194,741	161,358
Capital lease obligations	2,703	1,531
Note payable	554	-
Senior notes	191,934	325,773
Liabilities distributed to sole member in 2011	-	336,491
Total current liabilities	1,856,713	2,121,315
Deferred revenue	10,717	10,946
Liabilities under derivative contracts	-	179,327
Other liabilities	266,545	268,919
Deferred tax liability	543,776	368,647
Credit facility debt	4,668,025	5,599,058
Collateralized indebtedness	246,464	191,248
Capital lease obligations	31,015	29,706
Senior notes and debentures	2,837,164	3,076,732
Liabilities distributed to sole member in 2011	-	1,460,456
Total liabilities	10,460,419	13,306,354
Commitments and contingencies
Redeemable noncontrolling interests	15,255	14,698
Total Member Deficiency:
Accumulated deficit	(3,589,144)	(3,375,506)
Senior notes due from sole member	(753,717)	(753,717)
Other member's equity (14,432,750 membership units issued and outstanding)	1,026,326	2,303
	(3,316,535)	(4,126,920)
Accumulated other comprehensive loss	(23,151)	(23,325)
	(3,339,686)	(4,150,245)
Noncontrolling interest	1,642	1,485
Total member deficiency	(3,338,044)	(4,148,760)
	$7,137,630	$9,172,292

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)
(See Note 1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net (including revenues, net from affiliates of $1,142, $1,568, $3,315, and $2,822, respectively)	$1,665,790	$1,542,827	$5,009,595	$4,600,821
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $45,075, $43,261, $134,330, and $129,131, respectively)	766,135	668,543	2,250,439	1,976,323
Selling, general and administrative (net of charges to affiliates of $3,543, $5,436, $13,713, and $19,922, respectively)	370,680	346,877	1,127,089	1,056,039
Restructuring expense	27	11	292	172
Depreciation and amortization (including impairments)	256,545	218,955	749,333	652,145
	1,393,387	1,234,386	4,127,153	3,684,679
Operating income	272,403	308,441	882,442	916,142
Other income (expense):
Interest expense	(136,683)	(130,775)	(424,635)	(395,113)
Interest income	15,035	14,974	44,834	46,122
Gain (loss) on investments, net	(95,362)	15,328	(22,978)	26,256
Gain (loss) on equity derivative contracts, net	81,737	(7,060)	38,856	(9,801)
Gain (loss) on interest rate swap contracts, net	1,173	(24,921)	(8,513)	(81,801)
Loss on extinguishment of debt and write-off of deferred financing costs	(3,027)	-	(3,027)	-
Miscellaneous, net	275	375	730	960
	(136,852)	(132,079)	(374,733)	(413,377)
Income from continuing operations before income taxes	135,551	176,362	507,709	502,765
Income tax expense	(62,123)	(71,640)	(231,237)	(193,692)
Income from continuing operations	73,428	104,722	276,472	309,073
Income from discontinued operations, net of income taxes	-	43,616	53,623	113,636
Net income	73,428	148,338	330,095	422,709
Net income attributable to noncontrolling interests	(285)	(302)	(552)	(547)
Net income attributable to CSC Holdings, LLC's sole member	$73,143	$148,036	$329,543	$422,162
Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$73,143	$104,420	$275,920	$308,526
Income from discontinued operations, net of income taxes	-	43,616	53,623	113,636
Net income	$73,143	$148,036	$329,543	$422,162

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)
(See Note 1)

	2011	2010
Cash flows from operating activities:
Income from continuing operations	$276,472	$309,073
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	749,333	652,145
Loss (gain) on investments, net	22,978	(26,256)
Loss (gain) on equity derivative contracts, net	(38,856)	9,801
Loss on extinguishment of debt and write-off of deferred financing costs	3,027	-
Amortization of deferred financing costs and discounts on indebtedness	30,925	26,123
Accretion of discount on Cablevision senior notes held by Newsday Holdings LLC	-	(3,131)
Share-based compensation expense related to equity classified awards	36,585	36,317
Deferred income taxes	192,736	173,296
Provision for doubtful accounts	43,872	46,167
Excess tax benefit on share-based awards	(7,901)	-
Changes in other assets and liabilities	(150,185)	(56,561)
Net cash provided by operating activities	1,158,986	1,166,974
Cash flows from investing activities:
Capital expenditures	(574,478)	(575,374)
Proceeds (payments) related to sale of equipment, net of costs of disposal	(1,242)	1,706
Payments for acquisitions, net	(7,776)	-
Decrease in investment securities and other investments	30	100
Contributions to AMC Networks	-	(101,171)
Additions to other intangible assets	(10,500)	(1,294)
Net cash used in investing activities	(593,966)	(676,033)
Cash flows from financing activities:
Proceeds from credit facility debt	605,000	400,000
Repayment of credit facility debt	(168,089)	(483,658)
Repurchase of senior notes	(64,900)	-
Repayment of senior notes	(325,796)	-
Proceeds from collateralized indebtedness	246,464	148,174
Repayment of collateralized indebtedness	(210,584)	(148,174)
Dividend payments to sole member, net	(744,536)	(339,317)
Excess tax benefit on share-based awards	7,901	-
Principal payments on capital lease obligations	(2,567)	(985)
Additions to deferred financing costs	(440)	(13,660)
Distributions to noncontrolling interests	(1,127)	(635)
Net cash used in financing activities	(658,674)	(438,255)
Net increase (decrease) in cash and cash equivalents from continuing operations	(93,654)	52,686
Cash flows of discontinued operations:
Net cash provided by operating activities	131,158	216,007
Net cash used in investing activities	(4,086)	(12,637)
Net cash provided by (used in) financing activities	2,857	(158,831)
Effect of change in cash related to discontinued operations	(117,877)	(3,011)
Net increase in cash and cash equivalents from discontinued operations	12,052	41,528
Cash and cash equivalents at beginning of year	266,914	174,212
Cash and cash equivalents at end of period	$185,312	$268,426

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.	BUSINESS

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, other programming and advertising sales services for the cable television industry, provide telephone service, operate motion picture theaters and operate a newspaper publishing business.  The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) a motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, which provide regional news programming services, (iv) the MSG Varsity network, a network dedicated entirely to showcasing high school sports and activities, (v) a cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), previously known as Rainbow Advertising Sales Corporation, and (vi) certain other businesses and unallocated corporate costs.

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

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc., formerly Rainbow Media Holdings LLC, ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").  The AMC Networks Distribution took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of Cablevision NY Group ("CNYG") Class A Common Stock held of record on June 16, 2011 (the "AMC Networks Distribution Record Date") and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the AMC Networks Distribution Record Date.  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date.

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

The financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $2,166,634 of senior notes outstanding at September 30, 2011 (excluding the $753,717 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, loss on extinguishment of debt, write-off of deferred financing costs, and income tax expense.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC and the accretion of the discount on the 8% senior notes due 2012 issued by Cablevision to CSC Holdings that were redeemed during the second quarter of 2010 (which were replaced with the $753,717 aggregate principal amount of Cablevision notes discussed above), all of which eliminate in Cablevision's results of operations.

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

During the nine months ended September 30, 2011, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 15, 2011	$0.125	February 28, 2011	March 21, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011
August 5, 2011	$0.15	August 19, 2011	September 9, 2011

Cablevision paid dividends aggregating $120,918 during the nine months ended September 30, 2011, primarily from the proceeds of distributions made to Cablevision from CSC Holdings.  In addition, as of September 30, 2011, up to approximately $8,111 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the nine months ended September 30, 2011, CSC Holdings made distributions to Cablevision aggregating $744,536.  These distributions were funded from cash on hand, cash from operations and borrowings under its revolving credit facility.  The proceeds were used to fund:

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The unaudited pro forma revenues, income from continuing operations, net income, income per share from continuing operations and net income per share for the three and nine months ended September 30, 2010, as if the Bresnan Cable acquisition had occurred on January 1, 2009, are as follows:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Revenues	$1,653,886	$1,653,886	$4,930,835	$4,930,835
Income from continuing operations	$66,544	$102,519	$130,781	$305,858
Net income	$110,160	$146,135	$244,417	$419,494
Basic income per share from continuing operations	$0.23		$0.44
Basic net income per share	$0.38		$0.83
Diluted income per share from continuing operations	$0.22		$0.43
Diluted net income per share	$0.36		$0.81

NOTE 5.	NET INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options (including those held by AMC Networks and Madison Square Garden employees) and restricted stock (including shares held by AMC Networks and Madison Square Garden employees).

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months	Nine Months	Three Months	Nine Months
	Ended September 30, 2011		Ended September 30, 2010
	(in thousands)
Basic weighted average shares outstanding	275,145	278,498	293,671	294,438
Effect of dilution:
Stock options	3,485	3,385	3,031	3,170
Restricted stock awards	5,483	5,254	5,441	5,350
Diluted weighted average shares outstanding	284,113	287,137	302,143	302,958

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period) totaling approximately 100,000 and 41,145 shares (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the three and nine months ended September 30, 2011, respectively.  For the three and nine months ended September 30, 2010, anti-dilutive shares of 39,000 and 278,000 (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding, respectively.  In addition, 308,900 and 913,400 and 242,401 and 689,232 restricted shares issued pursuant to the Company's employee stock plan have been excluded from the diluted weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010, respectively, as the performance criteria on these awards have not yet been satisfied.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 6.	COMPREHENSIVE INCOME

The following table presents comprehensive income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$39,604	$73,428	$112,363	$148,338
Other comprehensive income:
Amortization of gains and losses included in net periodic benefit cost, net of income taxes	219	219	807	807
Comprehensive income	39,823	73,647	113,170	149,145
Comprehensive income attributable to noncontrolling interests	(285)	(285)	(302)	(302)
Comprehensive income attributable to Cablevision stockholders and CSC Holdings' member	$39,538	$73,362	$112,868	$148,843

	Nine Months Ended September 30,
	2011		2010
	Cablevision	CSC Holdings	Cablevision	CSC Holdings
Net income	$231,780	$330,095	$247,632	$422,709
Other comprehensive income:
Amortization of gains and losses included in net periodic benefit cost, net of income taxes	676	676	2,551	2,551
Loss related to employee benefit plans, net of income taxes(a)	(502)	(502)	-	-
Comprehensive income	231,954	330,269	250,183	425,260
Comprehensive income attributable to noncontrolling interests	(552)	(552)	(547)	(547)
Comprehensive income attributable to Cablevision stockholders and CSC Holdings' member	$231,402	$329,717	$249,636	$424,713
_________________
(a)
In connection with the AMC Networks Distribution, the Company recorded a net increase of $502 to accumulated other comprehensive loss, net of taxes, as a result of the remeasurement of certain benefit plan obligations related to AMC Networks employees.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 7.	GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and nine months ended September 30, 2011 and 2010, the amount of franchise fees included as a component of net revenue aggregated $36,756 and $110,716 and $33,742 and $100,647, respectively.

NOTE 8.	CASH FLOWS

The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.  The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.

During the nine months ended September 30, 2011 and 2010, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2011	2010
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:
Cablevision and CSC Holdings:
Continuing Operations:
Settlement of collateralized indebtedness with related equity derivative contracts	$52,720	$23,226
Capital lease obligations	5,081	450
Intangible asset obligations	7,617	-
Satisfaction and discharge of debt with AMC Networks debt	1,250,000	-
Distribution of AMC Networks (Cablevision)	1,103,553	-
Distribution of AMC Networks (CSC Holdings)	1,177,782	-
Distribution of Madison Square Garden	-	1,116,416
Gain on redemption of Cablevision notes held by Newsday Holdings LLC recognized in equity (CSC Holdings)	-	87,090
Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	3,332	3,135
Supplemental Data:
Continuing Operations:
Cash interest paid (Cablevision)	533,999	490,772
Cash interest paid (CSC Holdings)	406,221	372,248
Income taxes paid, net (Cablevision and CSC Holdings)	28,036	14,427
Discontinued Operations:
Cash interest paid (Cablevision and CSC Holdings)	51,629	70,138
Income taxes paid, net (Cablevision and CSC Holdings)	5,573	3,866

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 9.	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES DISTRIBUTED TO STOCKHOLDERS

On June 30, 2011 and February 9, 2010, the Company completed the AMC Networks Distribution and the MSG Distribution, respectively (see Note 1).  As a result, the operating results of the Company's Rainbow segment through the date of the AMC Networks Distribution and the operating results of the Company's Madison Square Garden segment through the date of the MSG Distribution, as well as transaction costs, have been classified in the condensed consolidated statements of operations as discontinued operations for all periods presented.  No gain or loss was recognized in connection with the AMC Networks Distribution or the MSG Distribution.  Operating results of discontinued operations for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010 are summarized below:

	AMC Networks
	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011	2010
Revenues, net of eliminations	$264,724	$551,480	$761,311
Income before income taxes	$74,801	$115,015	$201,681
Income tax expense(a)	(31,185)	(61,392)	(83,923)
Income from discontinued operations, net of income taxes	$43,616	$53,623	$117,758

January 1, 2010 through February 9, 2010
Madison Square Garden
Revenues, net of eliminations	$131,695
Income before income taxes	$7,090
Income tax expense(b)	(11,212)
Loss from discontinued operations, net of income taxes	$(4,122)
_________________
(a)
Income tax expense for the nine months ended September 30, 2011 includes $6,406 and $3,969, respectively, resulting from the non-deductibility of certain transaction costs and the recognition of a deferred tax gain associated with the AMC Networks Distribution.

(b)	Income tax expense includes $7,368 resulting from the non-deductibility of certain transaction costs associated with the MSG Distribution.

AMC Networks' results of operations reported on a stand-alone basis will differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

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

The following table summarizes the net impact of the AMC Networks Distribution on June 30, 2011 to Cablevision's stockholders' deficiency and CSC Holdings' member's deficiency:

	Cablevision	CSC Holdings
Increase in other member's equity	$-	$1,178,284
Increase in paid-in capital	1,104,055	-
Increase in accumulated other comprehensive loss	(502)	(502)
Net liabilities distributed to stockholders/member in 2011	$1,103,553	$1,177,782

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 10.	DEBT

Repurchase of Senior Notes

In September 2011, CSC Holdings repurchased $52,683 aggregate principal amount of its outstanding 6-3/4% senior notes due 2012 and $10,000 aggregate principal amount of its outstanding 8-1/2% senior notes due 2014 with cash on hand.  In connection with these repurchases, the Company recognized a loss on extinguishment of debt of approximately $2,217, representing the payments in excess of the principal amount thereof and the write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $810.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

As of September 30, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 82% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 25% is effectively fixed through utilization of these interest rate swap contracts) as of September 30, 2011.  The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2011:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at September 30, 2011*

June 2012	$2,600,000	4.86%	0.34%
_________________
*
Represents the weighted average effective floating rate received by the Company under its interest rate swap contracts at September 30, 2011 and does not represent the rates to be received by the Company on future payments.

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

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2011	Fair Value at December 31, 2010	Fair Value at September 30, 2011	Fair Value at December 31, 2010
Interest rate swap contracts	Current derivative contracts	$-	$-	$85,645	$-
Interest rate swap contracts	Long-term derivative contracts	-	-	-	167,278
Prepaid forward contracts	Current derivative contracts	-	-	4,729	47,251
Prepaid forward contracts	Long-term derivative contracts	37,005	-	-	12,049
Total derivative contracts		$37,005	$-	$90,374	$226,578

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following represents the impact and location of the Company's derivative instruments within the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

		Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
Derivatives Not Designated as Hedging	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Instruments	Recognized	2011	2010	2011	2010

Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	$81,737	$(7,060)	$38,856	$(9,801)

Interest rate swap contracts	Gain (loss) on interest rate swap contracts, net	1,173	(24,921)	(8,513)	(81,801)
Total derivative contracts		$82,910	$(31,981)	$30,343	$(91,602)

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the nine months ended September 30, 2011.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	10,738,809
Collateralized indebtedness settled	$(157,864)
Derivative contracts settled	(52,720)
(210,584)
Proceeds from new monetization contracts	246,464
Net cash receipt	$35,880

NOTE 12.	FAIR VALUE MEASUREMENT

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

At September 30, 2011:
	Level I	Level II	Level III	Total
Assets:
Money market funds	$144,683	$-	$-	$144,683
Investment securities	103	-	-	103
Investment securities pledged as collateral	448,882	-	-	448,882
Derivative contracts:
Prepaid forward contracts	-	37,005	-	37,005
Liabilities:
Liabilities under derivative contracts:
Prepaid forward contracts	-	4,729	-	4,729
Interest rate swap contracts	-	85,645	-	85,645

At December 31, 2010:
	Level I	Level II	Level III	Total
Assets:
Money market funds	$259,463	$-	$-	$259,463
Investment securities	101	-	-	101
Investment securities pledged as collateral	471,864	-	-	471,864
Liabilities:
Liabilities under derivative contracts:
Prepaid forward contracts	-	59,300	-	59,300
Interest rate swap contracts	-	167,278	-	167,278

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

The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

	September 30, 2011
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$763,251
Debt instruments:
Credit facility debt(b)	$4,944,154	$4,936,358
Note payable	554	554
Collateralized indebtedness	441,205	434,320
Senior notes and debentures	3,029,098	3,287,922
CSC Holdings total debt instruments	8,415,011	8,659,154
Cablevision senior notes and debentures	2,166,634	2,230,782
Cablevision total debt instruments	$10,581,645	$10,889,936

	December 31, 2010
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$795,508
Debt instruments:
Credit facility debt(b)	$5,756,510	$5,802,917
Collateralized indebtedness	352,606	349,853
Senior notes and debentures	3,402,505	3,781,994
CSC Holdings total debt instruments	9,511,621	9,934,764
Cablevision senior notes and debentures	2,165,688	2,328,644
Cablevision total debt instruments	$11,677,309	$12,263,408
_________________
(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The carrying value of the Company's credit facility debt, the substantial portion of which bears interest at variable rates approximates its fair value.

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

Cablevision

Cablevision recorded income tax expense of $35,297 for the three months ended September 30, 2011, reflecting an effective tax rate of 47%.  Income tax expense for the three-month period included tax expense of $2,913 relating to nondeductible expenses, tax expense of $1,060 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards and tax expense of $1,287 resulting from a lower state tax rate on unrealized investment losses.  These items, relative to pretax income, increased the effective tax rate in the period.

Cablevision recorded income tax expense of $147,676 for the nine months ended September 30, 2011, reflecting an effective tax rate of 45%.  Income tax expense for the nine-month period included tax expense of $6,839 relating to nondeductible expenses, tax expense of $1,668 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards and tax expense of $1,822 relating to uncertain tax positions, including accrued interest.  These items, relative to pretax income, increased the effective tax rate in the period.

Cablevision recorded an income tax expense of $47,016 and $78,869 for the three and nine months ended September 30, 2010, reflecting an effective tax rate of 41% and 37%, respectively.  In the second quarter of 2010, Cablevision recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  In the first quarter of 2010, Cablevision recorded tax expense of $7,715 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution.  Absent these items, the effective tax rate for the nine months ended September 30, 2010 would have been 42%.

Approximately $265,000 of Cablevision's net operating loss carry forwards were allocated to AMC Networks in connection with the AMC Networks Distribution (see Note 1).

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's net operating loss carry forward as of September 30, 2011 was approximately $1,600,000.

CSC Holdings

CSC Holdings recorded income tax expense of $62,123 and $231,237 for the three and nine months ended September 30, 2011, respectively, reflecting an effective tax rate of 46% in both periods.  CSC Holdings recorded tax expense of $6,509 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the AMC Networks Distribution on June 30, 2011.  Absent this tax expense, the effective tax rate for the nine-month period ended September 30, 2011 would have been 44%.  CSC Holdings recorded tax expense relating to uncertain tax positions, including accrued interest, of $1,822 for the nine months ended September 30, 2011.  An increase in the valuation allowance relating primarily to certain state net operating loss carry forwards resulted in additional tax expense of $1,060 and $1,668 in the three and nine-month periods ended September 30, 2011, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

CSC Holdings recorded income tax expense of $71,640 and $193,692 for the three and nine months ended September 30, 2010, respectively, reflecting an effective tax rate of 41% and 39%, respectively.  In the second quarter of 2010, CSC Holdings recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the nine months ended September 30, 2010 would have been 42%.

In connection with the tax allocation policy between Cablevision and CSC Holdings, CSC Holdings has recorded a current payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $2,595 for the nine months ended September 30, 2011, representing the estimated federal income tax liability of CSC Holdings as determined on a stand-alone basis as if CSC Holdings filed a separate federal consolidated income tax return.

As of September 30, 2011, on a stand-alone basis CSC Holdings had consolidated federal net operating loss carry forwards of approximately $288,000.  CSC Holdings has recorded a deferred tax asset related to approximately $120,000 of such federal net operating loss carry forwards.  A deferred tax asset has not been recorded for the remaining federal net operating loss carry forwards as this portion relates to excess tax benefits that have not yet been realized, including 'windfall' deductions on share-based awards and amortization of certain tax deductible goodwill.  However, on a stand-alone basis CSC Holdings realized excess state tax benefit of $7,901 during the nine months ending September 30, 2011.  Such excess tax benefit resulted in an increase to additional paid-in capital.  Subsequent to the utilization of CSC Holdings' net operating loss and tax credit carry forwards, including the portion relating to remaining excess tax benefits not yet realized, obligations to Cablevision pursuant to the tax allocation policy will increase significantly.

The Company

For the nine months ended September 30, 2011 and 2010, the Company has fully offset estimated federal taxable income with a net operating loss deduction.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.  The change in the Company's deferred tax assets and liabilities is primarily due to the utilization of net operating losses, changes in the differences between the carrying amount and tax bases of assets and liabilities and the AMC Networks Distribution.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Cablevision's Equity Plans

Stock Option Award Activity

The following table summarizes activity relating to Company employees who held Cablevision stock options for the nine months ended September 30, 2011:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(a)	Contractual Term (in years)	Aggregate Intrinsic Value(b)
Balance, December 31, 2010	6,163,042	403,200	$11.10	4.18	$149,373
Exercised	(327,407)	-	9.73
Forfeited/Expired	(97,833)	-	11.15
Balance, September 30, 2011	5,737,802	403,200	$8.19	3.49	$46,782
Options exercisable at September 30, 2011	4,513,637	-	$8.21	3.40	$33,935
Options expected to vest in the future	1,224,165	403,200	$8.14	3.74	$12,847
_________________
(a)	Option exercise prices relating to activity occurring on and subsequent to the AMC Networks Distribution date were adjusted to 73.59% of their pre-AMC Networks Distribution exercise prices.
(b)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on September 30, 2011 or December 31, 2010, as indicated, and September 30, 2011 in the case of the options expected to vest in the future.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

In addition, the following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision stock options for the nine months ended September 30, 2011:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(a)	Contractual Term (in years)	Aggregate Intrinsic Value(b)
Balance, December 31, 2010	906,985	92,200	$11.57	4.29	$22,252
Exercised	(150,816)	(59,800)	14.14
Balance, September 30, 2011	756,169	32,400	$7.97	3.26	$6,126
Options exercisable at September 30, 2011	630,903	32,400	$8.29	3.32	$4,937
Options expected to vest in the future	125,266	-	$6.24	2.93	$1,189
_________________
(a)	Option exercise prices relating to activity occurring on and subsequent to the AMC Networks Distribution date were adjusted to 73.59% of their pre-AMC Networks Distribution exercise prices.
(b)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on September 30, 2011 or December 31, 2010, as indicated, and September 30, 2011 in the case of the options exercisable and options expected to vest in the future.

Cablevision stock options held by AMC Networks and Madison Square Garden employees are not expensed by the Company, however such stock options do have a dilutive effect on net income per share attributable to Cablevision stockholders.

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the nine months ended September 30, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)
Unvested award balance, December 31, 2010	6,032,120	606,600	$16.24
Granted	946,830	331,200	36.10
Vested	(1,545,736)	-	20.76
Awards forfeited	(181,428)	(57,500)	16.93
Transfers(a)	(140,520)	-	14.59
Unvested award balance, September 30, 2011	5,111,266	880,300	$14.04
_________________
(a)	Represents the transfer of restricted stock awards for employees who transferred from/to Cablevision affiliated entities to/from AMC Networks during the period.
(b)
Restricted share grant date fair values relating to activity occurring on and subsequent to the AMC Networks Distribution date were adjusted to 73.59% of their pre-AMC Networks Distribution grant date fair value per share amount.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision restricted shares for the nine months ended September 30, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)
Unvested award balance, December 31, 2010	2,914,770	-	$14.48
Granted	303,530	76,090	36.10
Vested	(700,190)	-	20.64
Transfers, net(a)	140,520	-	14.59
Awards forfeited	(186,200)	-	11.99
Awards forfeited in connection with the AMC Networks Distribution(c)	(327,620)	(76,090)	26.57
Unvested award balance, September 30, 2011	2,144,810	-	$9.32
_________________
(a)	Represents the transfer of restricted stock awards for employees who transferred from/to Cablevision affiliated entities to/from AMC Networks during the period.
(b)
Restricted share grant date fair values relating to activity occurring on and subsequent to the AMC Networks Distribution date were adjusted to 73.59% of their pre-AMC Networks Distribution grant date fair value per share amount.

(c)
Represents restricted shares granted in March 2011 to AMC Networks' employees (including employees transferred from Cablevision) which were cancelled and replaced with AMC Networks shares in connection with the AMC Networks Distribution.

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

Share-based compensation for continuing operations for the three and nine months ended September 30, 2011 was $10,330 and $36,209, respectively, of which $10,981 and $36,585, respectively, related to equity classified awards.  For the three and nine months ended September 30, 2010, share-based compensation for continuing operations was $12,830 and $37,458, respectively, of which $12,604 and $36,317, respectively, related to equity classified awards.  The Company has recognized stock compensation expense for all options, restricted shares and SARs, including those with respect to Madison Square Garden Class A common stock and AMC Networks Class A common stock, granted to the Company's employees.

During the nine months ended September 30, 2011, 2,244,926 Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 892,325 of these shares, with an aggregate value of $32,968, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The Company recently launched its in-home iPad application (which allows subscribers to use the iPad as an additional television monitor in the home) and while most programmers have not objected to the inclusion of their programming in the in-home application, certain programmers have asserted that the application is a material breach of their affiliation agreements and a copyright violation yielding statutory damages.  The Company has reached resolutions of the issues with certain of these programmers.  The Company is engaged in ongoing discussions with other programmers and believes it has a strong legal position.

On June 23, 2011, a lawsuit was filed against the Company by Viacom International Inc. ("Viacom") and certain of its affiliates in the United States District Court for the Southern District of New York.  The lawsuit claimed that the Company breached its affiliation agreements with the plaintiffs by distributing their programming services through the Company's iPad application, and it asserted related claims for copyright infringement, trademark infringement, false designation of origin, and unfair competition.  The plaintiffs requested injunctive relief, declaratory relief, and statutory, actual, and punitive damages.  On August 10, 2011, Viacom and the Company entered into a settlement agreement resolving the litigation.

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

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, Bresnan Cable's cable and telephone businesses have been taxed separately by the MT DOR.  In 2010, MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable filed a declaratory judgment action against the MT DOR in Montana State Court challenging its property tax classifications for 2007 through 2010.  Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment.  In accordance with that law, Bresnan Cable has paid substantially all of its 2010 property tax assessment under protest, which the Company expensed when the payments were made, and is seeking a refund of the protested amount.  No provision for additional tax, which amount could be up to approximately $15,000, including interest, as a single telephone business for 2007 through 2009 has been made.  On September 26, 2011, the Court granted Bresnan Cable's summary judgment motion seeking to vacate the MT DOR's retroactive tax assessments for the years 2007, 2008, and 2009.  The MT DOR cannot appeal this ruling until there is a final judgment in the case.  The MT DOR's assessment for 2010 was the subject of a trial which took place the week of October 24, 2011 in Billings, Montana. The Court's decision is pending. No provision for additional tax has been made for the 2011 protest assessment, which the Company estimates will be approximately $12,000, of which the Company expects half of the 2011 full year payment will be due in November 2011.  The Company believes it has substantial grounds for challenging the legal validity of MT DOR's assessments and intends to vigorously assert such challenges.

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

The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, and (2) Other, consisting principally of (i) Newsday, consisting of the Newsday daily newspaper and related assets, (ii) a motion picture theater business, Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales, a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.

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

Information as to the operations of the Company's reportable business segments is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net from continuing operations
Telecommunications Services	$1,562,395	$1,433,450	$4,699,572	$4,276,616
Other	108,996	115,348	326,983	342,217
Inter-segment eliminations(a)	(5,601)	(5,971)	(16,960)	(18,012)
	$1,665,790	$1,542,827	$5,009,595	$4,600,821

Inter-segment revenues
Telecommunications Services	$490	$555	$1,505	$1,812
Other	5,111	5,416	15,455	16,200
	$5,601	$5,971	$16,960	$18,012

Adjusted operating cash flow from continuing operations
Telecommunications Services	$583,987	$585,224	$1,823,775	$1,757,970
Other	(44,682)	(44,987)	(155,499)	(152,053)
	$539,305	$540,237	$1,668,276	$1,605,917

Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(242,246)	$(205,158)	$(704,686)	$(612,072)
Other	(14,299)	(13,797)	(44,647)	(40,073)
	$(256,545)	$(218,955)	$(749,333)	$(652,145)

Share-based compensation expense included in continuing operations
Telecommunications Services	$(8,219)	$(8,644)	$(25,617)	$(25,271)
Other	(2,111)	(4,186)	(10,592)	(12,187)
	$(10,330)	$(12,830)	$(36,209)	$(37,458)

Restructuring expense included in continuing operations
Telecommunications Services	$-	$-	$-	$-
Other	(27)	(11)	(292)	(172)
	$(27)	$(11)	$(292)	$(172)

Operating income (loss) from continuing operations
Telecommunications Services	$333,522	$371,422	$1,093,472	$1,120,627
Other	(61,119)	(62,981)	(211,030)	(204,485)
	$272,403	$308,441	$882,442	$916,142
_________________
(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to our Telecommunications Services segment.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(a)	2010(a)	2011(a)	2010(a)
Operating income from continuing operations before income taxes
Total operating income for reportable segments	$333,522	$371,422	$1,093,472	$1,120,627
Other operating loss	(61,119)	(62,981)	(211,030)	(204,485)
Operating income	272,403	308,441	882,442	916,142
Items excluded from operating income:
CSC Holdings interest expense	(136,683)	(130,775)	(424,635)	(395,113)
CSC Holdings interest income	265	205	525	386
CSC Holdings intercompany interest income	14,770	14,769	44,309	45,736
Gain (loss) on investments, net	(95,362)	15,328	(22,978)	26,256
Gain (loss) on equity derivative contracts, net	81,737	(7,060)	38,856	(9,801)
Gain (loss) on interest rate swap contracts, net	1,173	(24,921)	(8,513)	(81,801)
Loss on extinguishment of debt and write-off of deferred financing costs	(3,027)	-	(3,027)	-
Miscellaneous, net	275	375	730	960
CSC Holdings income from continuing operations before income taxes	135,551	176,362	507,709	502,765
Cablevision interest expense	(45,882)	(45,854)	(137,579)	(134,260)
Intercompany interest expense	(14,770)	(14,769)	(44,309)	(45,736)
Cablevision interest income	2	37	12	158
Loss on extinguishment of debt and write-off of deferred financing costs	-	-	-	(110,049)
Miscellaneous, net	-	(13)	-	(13)
Cablevision income from continuing operations before income taxes	$74,901	$115,763	$325,833	$212,865
_________________
(a)	Includes costs historically allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution.

The following table summarizes the Company's capital expenditures by reportable segment for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Capital expenditures
Telecommunications Services	$218,087	$210,723	$543,660	$548,138
Other	11,093	11,606	30,818	27,236
	$229,180	$222,329	$574,478	$575,374

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  Cash is invested in money market funds and bank time deposits.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of the Company's consolidated net revenues for the nine months ended September 30, 2011 and 2010, or 10% or more of its consolidated net trade receivables at September 30, 2011 and December 31, 2010.

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

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(a)	2010(a)	2011(a)	2010(a)
Revenues, net	$1,142	$1,568	$3,315	$2,822
Operating expenses (credits):
Technical expenses, net of credits	$45,075	$43,261	$134,330	$129,131
Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(1,796)	(2,654)	(6,309)	(11,181)
Health and welfare plan allocations	(2,564)	(1,941)	(7,191)	(6,151)
Risk management and general insurance allocations	-	(395)	(836)	(2,005)
Other	817	(446)	623	(585)
Selling, general and administrative credits, subtotal	(3,543)	(5,436)	(13,713)	(19,922)
Operating expenses, net	41,532	37,825	120,617	109,209
Net charges	$40,390	$36,257	$117,302	$106,387
_________________
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

Selling, General and Administrative Expenses (Credits)

Corporate General and Administrative Expense Allocations

General and administrative costs, primarily costs of maintaining common support functions such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc., were allocated to Madison Square Garden through December 31, 2009 and to AMC Networks through June 30, 2011.  Subsequent to January 1, 2010 and July 1, 2011, amounts allocated to Madison Square Garden and AMC Networks, respectively, represent charges pursuant to transition services agreements.  Corporate overhead costs previously allocated to AMC Networks and Madison Square Garden that were not eliminated as a result of the AMC Networks Distribution and MSG Distribution have been reclassified to continuing operations.

Health and Welfare Plan Allocations

Employees of AMC Networks participate in health and welfare plans sponsored by the Company as of September 30, 2011.  Health and welfare benefit costs have generally been charged to AMC Networks based upon the proportionate number of participants in the plans.

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

For the three months ended September 30, 2011, Cablevision repurchased an aggregate of 5,377,600 shares for a total cost of approximately $93,868, including commissions of $54.  Since inception through September 30, 2011, Cablevision repurchased an aggregate of 27,061,000 shares for a total cost of approximately $788,655, including commissions of $271.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of September 30, 2011, the Company had approximately $211,345 of availability remaining under its stock repurchase authorizations.

NOTE 19.	SUBSEQUENT EVENTS

Dividends

On October 27, 2011, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on December 2, 2011 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of November 11, 2011.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per subscriber, per unit, and per share data, included in the following discussion under this Item 2 are presented in thousands.

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

Telecommunications Services

Our Telecommunications Services segment, which accounted for 94% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2011, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations (Optimum Lightpath).  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, DVR, video-on-demand, pay-per-view and installation.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our Optimum Lightpath customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to increase primarily as a result of contractual rate increases and additional service offerings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Company recently launched its in-home iPad application (which allows subscribers to use the iPad as an additional television monitor in the home) and while most programmers have not objected to the inclusion of their programming in the in-home application, certain programmers have asserted that the application is a material breach of their affiliation agreements and a copyright violation yielding statutory damages.  The Company has reached satisfactory resolutions of the issues with certain of these programmers.  The Company is engaged in ongoing discussions with other programmers and believes it has a strong legal position.

Our cable television video services, which accounted for 55% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2011, face competition from video service provided by incumbent telephone companies, direct broadcast satellite ("DBS") service providers and others.  As discussed in greater detail below, we face intense competition in our New York metropolitan service area from incumbent telephone companies Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which offer video programming in addition to their voice and high-speed Internet access services.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, continue to offer promotional packages at prices lower than ours, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other product enhancements for our customers as a way of differentiating ourselves from our competitors.  We likely will continue to do so in order to remain an effective competitor, which could increase our operating expenses and capital expenditures.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our New York metropolitan service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area (while difficult to assess, our estimates indicate more than 40% of these households, based on currently available information).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers such service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.

Our high-speed data services business, which accounted for 20% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2011, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T in our New York metropolitan service area and CenturyLink, Inc. ("CenturyLink") in our Bresnan Broadband Holdings, LLC ("Bresnan Cable") service area.  Our growth rate in high-speed data customers and revenues in our New York metropolitan service area has slowed from the growth rates we have experienced in the past due to our high penetration in this service area (55% of serviceable passings at September 30, 2011) and from the impact of intense competition.  Accordingly, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.  In addition, the regulatory framework for high-speed data service may affect our competitive position.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our VoIP offering, which accounted for 13% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2011, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T in the New York metropolitan service area and CenturyLink in our Bresnan Cable service area.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico in the New York metropolitan service area and the U.S. Virgin Islands in the Bresnan Cable service area) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Our growth rate in VoIP customers and revenues has slowed from the growth rates we have experienced in the past due to our increasing penetration in the New York metropolitan service area (44% of serviceable passings at September 30, 2011) and from the impact of intense competition.  Accordingly, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.  In addition, the regulatory framework for voice services may affect our competitive position.

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2011.

Optimum Lightpath, which operates in our New York metropolitan area accounted for 4% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2011.  Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange companies such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Other

Our Other segment, which accounted for 6% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2011 includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), previously  known as Rainbow Advertising Sales Corporation, and (vi) certain other businesses and unallocated corporate costs.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the nine months ended September 30, 2011, advertising revenues accounted for 71% and circulation revenues accounted for 28% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  For the three and nine months ended September 30, 2011, Newsday experienced a decline of $5,924 (11%) and $16,103 (10%), respectively, in advertising revenues as compared to the comparable period in 2010.

As filed with the Audit Bureau of Circulation ("ABC") on October 17, 2011 and subject to audit by the ABC, Newsday submitted its most recent Publishers statement which indicated total average circulation for the six months ended September 25, 2011 of approximately 405,000 on weekdays, approximately 390,000 on Saturdays and approximately 477,000 on Sundays.  These circulation figures include for the first time digital subscriptions to Newsday's restricted access website as these were not previously reported.  These circulation figures include Newsday's total average print circulation of approximately 292,000 on weekdays, approximately 278,000 on Saturdays and approximately 357,000 on Sundays, which represents a decline of approximately 6.9%, 5.5%, and 4.6%, respectively, over the comparable prior year period.  Circulation revenue for the three months ended September 30, 2011 decreased $314 (1.5%) over the same period in the prior year due primarily to a decline in single copy sales volume.  Circulation revenue for the nine months ended September 30, 2011 increased $1,194 (2%) over the same period in the prior year due primarily to higher home delivery subscription revenue driven by home delivery subscription price increases.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2011		2010
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$1,665,790	100%	$1,542,827	100%	$122,963
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	766,135	46	668,543	43	(97,592)
Selling, general and administrative	370,680	22	346,877	22	(23,803)
Restructuring expense	27	-	11	-	(16)
Depreciation and amortization (including impairments)	256,545	15	218,955	14	(37,590)
Operating income	272,403	16	308,441	20	(36,038)
Other income (expense):
Interest expense, net	(182,298)	(11)	(176,387)	(11)	(5,911)
Gain (loss) on investments, net	(95,362)	(6)	15,328	1	(110,690)
Gain (loss) on equity derivative contracts, net	81,737	5	(7,060)	-	88,797
Gain (loss) on interest rate swap contracts, net	1,173	-	(24,921)	(2)	26,094
Loss on extinguishment of debt and write-off of deferred financing costs	(3,027)	-	-	-	(3,027)
Miscellaneous, net	275	-	362	-	(87)
Income from continuing operations before income taxes	74,901	4	115,763	8	(40,862)
Income tax expense	(35,297)	(2)	(47,016)	(3)	11,719
Income from continuing operations	39,604	2	68,747	4	(29,143)
Income from discontinued operations, net of income taxes	-	-	43,616	3	(43,616)
Net income	39,604	2	112,363	7	(72,759)
Net income attributable to noncontrolling interests	(285)	-	(302)	-	17
Net income attributable to Cablevision Systems Corporation stockholders	$39,319	2%	$112,061	7%	$(72,742)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS DATA (Cont'd)

	Nine Months Ended September 30,
	2011		2010
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)
Revenues, net	$5,009,595	100%	$4,600,821	100%	$408,774
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,250,439	45	1,976,323	43	(274,116)
Selling, general and administrative	1,127,089	22	1,056,039	23	(71,050)
Restructuring expense	292	-	172	-	(120)
Depreciation and amortization (including impairments)	749,333	15	652,145	14	(97,188)
Operating income	882,442	18	916,142	20	(33,700)
Other income (expense):
Interest expense, net	(561,677)	(11)	(528,829)	(11)	(32,848)
Gain (loss) on investments, net	(22,978)	-	26,256	1	(49,234)
Gain (loss) on equity derivative contracts, net	38,856	1	(9,801)	-	48,657
Loss on interest rate swap contracts, net	(8,513)	-	(81,801)	(2)	73,288
Loss on extinguishment of debt and write-off of deferred financing costs	(3,027)	-	(110,049)	(2)	107,022
Miscellaneous, net	730	-	947	-	(217)
Income from continuing operations before income taxes	325,833	7	212,865	5	112,968
Income tax expense	(147,676)	(3)	(78,869)	(2)	(68,807)
Income from continuing operations	178,157	4	133,996	3	44,161
Income from discontinued operations, net of income taxes	53,623	1	113,636	2	(60,013)
Net income	231,780	5	247,632	5	(15,852)
Net income attributable to noncontrolling interests	(552)	-	(547)	-	(5)
Net income attributable to Cablevision Systems Corporation stockholders	$231,228	5%	$247,085	5%	$(15,857)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Three Months Ended September 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$272,403	$308,441	$(36,038)
Share-based compensation	10,330	12,830	(2,500)
Depreciation and amortization (including impairments)	256,545	218,955	37,590
Restructuring expense	27	11	16
AOCF	$539,305	$540,237	$(932)

	Nine Months Ended September 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$882,442	$916,142	$(33,700)
Share-based compensation	36,209	37,458	(1,249)
Depreciation and amortization (including impairments)	749,333	652,145	97,188
Restructuring expense	292	172	120
AOCF	$1,668,276	$1,605,917	$62,359

Comparison of Three and Nine Months Ended September 30, 2011 Versus Three and Nine Months Ended September 30, 2010

Consolidated Results - Cablevision Systems Corporation

We classify our business interests into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Optimum Lightpath; and
•
Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com; (ii) our motion picture theater business ("Clearview Cinemas"), (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales, a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs previously allocated to AMC Networks and Madison Square Garden that were not eliminated as a result of the AMC Networks Distribution in June 2011 and the MSG Distribution in February 2010 have been reclassified to continuing operations.  Subsequent to July 1, 2011 and January 1, 2010, amounts allocated to AMC Networks and Madison Square Garden, respectively, represent charges pursuant to transition services agreements.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and nine months ended September 30, 2011 increased $122,963 (8%) and $408,774 (9%), respectively, as compared to revenues for the three and nine months ended September 30, 2010.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase in revenues of the Telecommunications Services segment	$128,945	$422,956
Decrease in revenues of the Other segment	(6,352)	(15,234)
Inter-segment eliminations	370	1,052
	$122,963	$408,774

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) include primarily:

•	cable programming costs which are costs paid to programmers for cable content, net of amortization of any launch support received, and are generally paid on a per-subscriber basis;
•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) increased $97,592 (15%) and $274,116 (14%), respectively, for the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase in expenses of the Telecommunications Services segment	$100,155	$280,451
Decrease in expenses of the Other segment	(2,643)	(6,486)
Inter-segment eliminations	80	151
	$97,592	$274,116

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $23,803 (7%) and $71,050 (7%), respectively, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase in expenses of the Telecommunications Services segment	$29,602	$77,046
Decrease in expenses of the Other segment	(6,089)	(6,897)
Inter-segment eliminations	290	901
	$23,803	$71,050

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) increased $37,590 (17%) and $97,188 (15%), respectively, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase in expenses of the Telecommunications Services segment	$37,088	$92,614
Increase in expenses of the Other segment	502	4,574
	$37,590	$97,188

Adjusted operating cash flow decreased $932 for the three months ended September 30, 2011 and increased $62,359 (4%) for the nine months ended September 30, 2011, as compared to the same periods in 2010.  The net changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase (decrease) in AOCF of the Telecommunications Services segment	$(1,237)	$65,805
Increase (decrease) in AOCF of the Other segment	305	(3,446)
	$(932)	$62,359

Interest expense, net increased $5,911 (3%) and $32,848 (6%), respectively, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The net changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase due to change in average debt balances	$905	$32,288
Increase due to higher average interest rates on our indebtedness	3,849	9,215
Decrease (increase) in interest income	(25)	7
Other net increase (decrease) (term loan extension fees of $11,034 were included in the nine month period in 2010)	1,182	(8,662)
	$5,911	$32,848

See "Liquidity and Capital Resources" discussion below for details regarding our borrower groups.

Gain (loss) on investments, net of $(95,362) and $(22,978) for the three and nine months ended September 30, 2011, respectively, and $15,328 and $26,256, for the three and nine months ended September 30, 2010, respectively, consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company.  The effects of these gains (losses) are partially offset by the losses or gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $81,737 and $38,856 for the three and nine months ended September 30, 2011, respectively, and $(7,060) and $(9,801) for the three and nine months ended September 30, 2010, respectively, consists of unrealized and realized gains (losses) due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains (losses) are partially offset by the losses or gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Gain (loss) on interest rate swap contracts, net amounted to $1,173 and $(8,513) for the three and nine months ended September 30, 2011, respectively, and $(24,921) and $(81,801) for the three and nine months ended September 30, 2010, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company's floating rate debt to limit the exposure against the risk of rising rates.  The gains (losses) on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $3,027 for the three and nine months ended September 30, 2011 and $110,049 for the nine months ended September 30, 2010.  The 2011 amount represents amounts paid in excess of the aggregate principal amount to repurchase a portion of CSC Holdings senior notes due April 2012 and April 2014 and the write-off of unamortized deferred financing costs and discounts related to such repurchases.  The 2010 amount represents premiums paid in the second quarter of 2010 to repurchase a portion of Cablevision senior notes due April 2012 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs related to such repurchases.

Income tax expense amounted to $35,297 for the three months ended September 30, 2011, reflecting an effective tax rate of 47%.  Income tax expense for the three-month period included tax expense of $2,913 relating to nondeductible expenses, tax expense of $1,060 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards and tax expense of $1,287 resulting from a lower state tax rate on unrealized investment losses.  These items, relative to pretax income, increased the effective tax rate in the period.

Income tax expense amounted to $147,676 for the nine months ended September 30, 2011, reflecting an effective tax rate of 45%.  Income tax expense for the nine-month period included tax expense of $6,839 relating to nondeductible expenses, tax expense of $1,668 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards and tax expense of $1,822 relating to uncertain tax positions, including accrued interest.  These items, relative to pretax income, increased the effective tax rate in the period.

Income tax expense amounted to $47,016 and $78,869 for the three and nine months ended September 30, 2010, reflecting an effective tax rate of 41% and 37%, respectively.  In the second quarter of 2010, the Company recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  In the first quarter of 2010, the Company recorded tax expense of $7,715 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the MSG Distribution.  Absent these items, the effective tax rate for the nine months ended September 30, 2010 would have been 42%.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Income from discontinued operations, net of income taxes

Income from discontinued operations, net of income taxes, for the three months ended September 30, 2010 and the nine months ended September 30, 2011 and 2010 reflects the following items:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011	2010
Net operating results of AMC Networks, including transaction costs, net of income taxes(a)	$43,616	$53,623	$117,758
Net operating results of Madison Square Garden, including transaction costs, net of income taxes(b)	-	-	(4,122)
	$43,616	$53,623	$113,636
_________________
(a)	Includes operating results of AMC Networks through the date of the AMC Networks Distribution.
(b)	Includes operating results of the Madison Square Garden segment from January 1, 2010 through the date of the MSG Distribution.

AMC Networks' results of operations reported on a stand-alone basis will differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

Business Segments Results - Cablevision Systems Corporation

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Telecommunications Services segment.

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,562,395	100%	$1,433,450	100%	$128,945
Technical and operating expenses (excluding depreciation and amortization shown below)	687,065	44	586,910	41	(100,155)
Selling, general and administrative expenses	299,562	19	269,960	19	(29,602)
Depreciation and amortization	242,246	16	205,158	14	(37,088)
Operating income	$333,522	21%	$371,422	26%	$(37,900)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$4,699,572	100%	$4,276,616	100%	$422,956
Technical and operating expenses (excluding depreciation and amortization shown below)	2,011,454	43	1,731,003	40	(280,451)
Selling, general and administrative expenses	889,960	19	812,914	19	(77,046)
Depreciation and amortization	704,686	15	612,072	14	(92,614)
Operating income	$1,093,472	23%	$1,120,627	26%	$(27,155)

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$333,522	$371,422	$(37,900)
Share-based compensation	8,219	8,644	(425)
Depreciation and amortization	242,246	205,158	37,088
AOCF	$583,987	$585,224	$(1,237)

	Nine Months Ended September 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)
Operating income	$1,093,472	$1,120,627	$(27,155)
Share-based compensation	25,617	25,271	346
Depreciation and amortization	704,686	612,072	92,614
AOCF	$1,823,775	$1,757,970	$65,805

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and nine months ended September 30, 2011 increased $128,945 (9%) and $422,956 (10%), respectively, as compared to revenues, net for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months Ended September 30,			Percent	Increase due to Bresnan	Percent Increase/ (Decrease), Net of Bresnan Cable
	2011	2010	Increase	Increase	Cable	Impact
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$875,950	$805,294	$70,656	9%	$65,317	1%
High-speed data	332,495	296,334	36,161	12	31,616	2
Voice	220,056	205,065	14,991	7	15,924	-
Advertising	36,408	35,825	583	2	2,760	(6)
Other (including installation, advertising sales commissions, home shopping, and other products)	24,872	23,447	1,425	6	1,971	(2)
Total Cable Television	1,489,781	1,365,965	123,816	9	117,588	-
Optimum Lightpath	77,481	72,946	4,535	6	-	6
Intra-segment eliminations	(4,867)	(5,461)	594	11	-	11
Total Telecommunications Services	$1,562,395	$1,433,450	$128,945	9%	$117,588	1%

	Nine Months Ended September 30,			Percent	Increase due to Bresnan	Percent Increase, Net of Bresnan Cable
	2011	2010	Increase	Increase	Cable	Impact
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$2,648,217	$2,422,273	$225,944	9%	$194,798	1%
High-speed data	992,156	890,185	101,971	11	92,769	1
Voice	658,297	604,276	54,021	9	48,330	1
Advertising	109,799	94,823	14,976	16	8,747	7
Other (including installation, advertising sales commissions, home shopping, and other products)	74,001	69,313	4,688	7	4,918	-
Total Cable Television	4,482,470	4,080,870	401,600	10	349,562	1
Optimum Lightpath	231,847	211,857	19,990	9	-	9
Intra-segment eliminations	(14,745)	(16,111)	1,366	8	-	8
Total Telecommunications Services	$4,699,572	$4,276,616	$422,956	10%	$349,562	2%

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenue increases reflected above are primarily due to the acquisition of our Bresnan Cable system on December 14, 2010.  Revenue increases are also primarily derived from higher rates (primarily due to an increase in video rates of 2.9% on average for our New York metropolitan service area subscribers, which was implemented beginning in December 2010), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below, additional services sold to our existing video subscribers and other revenue increases.  These increases are partially offset by a decline in video customers in our New York metropolitan service area, promotional offer pricing discounts and other rate changes, and declines in other revenue.  Our average monthly revenue per video subscriber for our New York metropolitan service area for the three months ended September 30, 2011 was $153.97 as compared to $154.86 and $149.04 for the three months ended June 30, 2011 and September 30, 2010, respectively.  Our average monthly revenue per video subscriber for our Bresnan Cable service area was $129.47 and $127.91 for the three months ended September 30, 2011 and June 30, 2011, respectively.

We believe the increase in advertising revenue for the nine months ended September 30, 2011 as compared to the prior year period is primarily due to a general improvement in the cable television advertising market in the first half of 2011.  Additionally, the acquisition of our Bresnan Cable system resulted in an increase in advertising revenue.  Excluding Bresnan Cable, advertising revenue decreased due to significant political advertising revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2011.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services and lower intra-segment revenue.

The following table presents certain statistical information as of September 30, 2011, June 30, 2011, and September 30, 2010 for our cable television systems, including Optimum Lightpath:

	New York Metropolitan Service Area September 30, 2011		Bresnan Cable Service Area September 30, 2011(a)	Total September 30, 2011		New York Metropolitan Service Area June 30, 2011		Bresnan Cable Service Area June 30, 2011(a)	Total June 30, 2011		Total September 30, 2010
	(in thousands)
Total customers	3,273	(b)	353	3,626	(b)	3,287	(b)	354	3,641	(b)	3,325
Video customers	2,962		302	3,264		2,980		303	3,283		3,043
High-speed data customers	2,692		257	2,949		2,681		251	2,932		2,650
Total voice lines	2,817		167	2,984		2,787		159	2,946		2,704
_________________
(a)	Reflects data related to Bresnan Cable, which was acquired by the Company on December 14, 2010.
(b)	Reflects approximately 3 additional customers as a result of a revision in our statistical reporting in March 2011.

Excluding the impact of our Bresnan Cable system, the Company had a loss of 17,600 video customers in the three months ended September 30, 2011, compared to a loss of 24,500 in the same period in 2010.  We believe our video subscriber losses are largely attributable to the continuing economic downturn and intense competition, particularly from Verizon.  The length of the economic downturn and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and nine months ended September 30, 2011 increased $100,155 (17%) and $280,451 (16%), respectively, as compared to the same periods in 2010.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase in programming costs (including costs of on-demand services) due primarily to programming costs for the newly acquired Bresnan Cable system operations of $30,366 and $90,590, respectively, for the three and nine months ended, rate increases and new program offerings, partially offset by lower subscribers to certain tiers of service	$43,299	$126,866
Nonrecurring settlement of a contractual fee matter related to years prior to 2009 recorded in the second quarter 2010	-	23,000
Increase in field operations and network related costs primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $17,350 and $55,248, respectively, for the three and nine months ended, and general cost increases primarily related to maintenance and insurance in the New York Metropolitan service area	32,047	79,231
Increase in employee overtime and repair costs attributable to Hurricane Irene in the third quarter 2011	12,000	12,000
Increase in call completion and other general costs, primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $6,952 and $23,178, respectively, for the three and nine months ended	9,187	27,558
Increase in franchise fees primarily due to fees for the newly acquired Bresnan Cable system operations of $2,549 and $7,620, respectively, for the three and nine months ended, increase in revenues subject to franchise fees and higher rates in certain regions	3,600	11,750
Intra-segment eliminations	22	46
	$100,155	$280,451

Technical and operating expenses consist primarily of programming costs and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to general inflationary cost increases for employees, contractors, programming rates, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decreases due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are based on a percentage of certain categories of revenue, primarily video revenue which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three and nine months ended September 30, 2011 increased $29,602 (11%) and $77,046 (9%), respectively, as compared to the same periods in 2010.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Increase in sales and marketing costs primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $10,019 and $26,412, respectively, for the three and nine months ended and in the New York metropolitan service area higher employee and consumer incentive related costs for the three and nine months ended, partially offset by lower costs related to program carriage disputes recorded in the first quarter 2010	$17,683	$38,491
Increase in customer related costs, primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $7,306 and $21,795, respectively, for the three and nine months ended, increased high-speed data and voice customers and general cost increases, partially offset by a decrease in customer related costs in the New York metropolitan service area primarily due to a reduction in call center labor costs due to fewer calls handled	6,253	16,267
Increase primarily in call center overtime costs attributable to Hurricane Irene in the third quarter 2011	3,700	3,700
Decrease in share-based compensation expense and expenses relating to Cablevision's long-term incentive plans	(1,934)	(2,642)
Other net increases primarily due to administrative costs associated with the operation of the newly acquired Bresnan Cable system of $5,440 and $16,106, respectively, for the three and nine months ended, and the impact of insurance, legal, other fees and employee costs in the New York metropolitan service area	3,866	21,194
Intra-segment eliminations	34	36
	$29,602	$77,046

Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally rise as the number of customers grow and also as a result of general inflationary cost increases for employees and other various expenses.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs may vary period to period and may increase with intense competition.

Prior to the AMC Networks Distribution, the Telecommunications Services segment received a management fee calculated based on gross revenues of AMC and WE tv (as defined under the terms of the management agreement) on a monthly basis.  Historically, these management fees were reported as a contra-expense and amounted to $13,958 for the nine months ended September 30, 2011 (which represents management fees through June 30, 2011) as compared to $6,647 and $19,303 for the three and nine months ended September 30, 2010, respectively.  The management agreement was terminated in connection with the AMC Networks Distribution and the fees received have been reclassified to discontinued operations for all periods presented.

Depreciation and amortization increased $37,088 (18%) and $92,614 (15%), respectively, for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The net increase resulted primarily from depreciation and amortization related to the newly acquired Bresnan Cable system of $44,610 and $116,267, respectively, for the three and nine months ended September 30, 2011 and depreciation of new asset purchases, partially offset by certain assets becoming fully depreciated.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Adjusted operating cash flow decreased $1,237 and increased $65,805 (4%), respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010.  The decrease for the three months ended September 30, 2011 was primarily due to higher operating expenses excluding depreciation and amortization and share-based compensation, as discussed above, which were partially offset by an increase in operating cash flow related to the operations of the newly acquired Bresnan Cable System of $37,100.  The increase for the nine months ended September 30, 2011 was primarily due to adjusted operating cash flow related to the operations of the newly acquired Bresnan Cable system of $107,643 and an increase in revenue, partially offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Other segment.

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$108,996	100%	$115,348	100%	$(6,352)
Technical and operating expenses (excluding depreciation and amortization shown below)	83,303	76	85,946	75	2,643
Selling, general and administrative expenses	72,486	67	78,575	68	6,089
Restructuring expense	27	-	11	-	(16)
Depreciation and amortization (including impairments)	14,299	13	13,797	12	(502)
Operating loss	$(61,119)	(56)%	$(62,981)	(55)%	$1,862

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$326,983	100%	$342,217	100%	$(15,234)
Technical and operating expenses (excluding depreciation and amortization shown below)	251,731	77	258,217	75	6,486
Selling, general and administrative expenses	241,343	74	248,240	73	6,897
Restructuring expense	292	-	172	-	(120)
Depreciation and amortization (including impairments)	44,647	14	40,073	12	(4,574)
Operating loss	$(211,030)	(65)%	$(204,485)	(60)%	$(6,545)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended September 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(61,119)	$(62,981)	$1,862
Share-based compensation	2,111	4,186	(2,075)
Restructuring expense	27	11	16
Depreciation and amortization (including impairments)	14,299	13,797	502
AOCF deficit	$(44,682)	$(44,987)	$305

	Nine Months Ended September 30,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(211,030)	$(204,485)	$(6,545)
Share-based compensation	10,592	12,187	(1,595)
Restructuring expense	292	172	120
Depreciation and amortization (including impairments)	44,647	40,073	4,574
AOCF deficit	$(155,499)	$(152,053)	$(3,446)

Revenues, net for the three and nine months ended September 30, 2011 decreased $6,352 (6%) and $15,234 (4%), respectively, as compared to revenues, net for the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Decrease in revenues at Newsday (from $76,484 to $70,175 for the three-month periods and from $231,278 to $215,044 for the nine-month periods ended September 30, 2011 and 2010, respectively) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(6,309)	$(16,234)
Increase (decrease) in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	(90)	3,804
Decrease in other revenues primarily at Clearview Cinemas	(2)	(2,033)
Intra-segment eliminations	49	(771)
	$(6,352)	$(15,234)

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and nine months ended September 30, 2011 decreased $2,643 (3%) and $6,486 (3%), respectively, as compared to the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Decrease in expenses at Newsday (from $47,025 to $45,419 for the three-month periods and from $141,095 to $137,477 for the nine-month periods ended September 30, 2011 and 2010, respectively) primarily due to a decrease in transportation and distribution expenses, partially offset by an increase in newsprint and ink expenses	$(1,606)	$(3,618)
Decrease in operating costs of PVI Virtual Media	(1,336)	(3,471)
Other net increases	299	603
	$(2,643)	$(6,486)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general, and administrative expenses decreased $6,089 (8%) and $6,897 (3%), respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2011
Net decrease in unallocated Corporate costs due primarily to a decrease in transaction costs related to the Bresnan acquisition of $359 and $8,161 and an increase in allocations to business units, partially offset by an increase in professional fees and employee related costs, including severance	$(3,674)	$(8,538)
Net decrease in charges reimbursed by Madison Square Garden for transition services	547	3,767
Other net decreases in the three month period reflect decreases primarily at PVI Virtual Media and a decrease of $970 at Newsday, partially offset by other net increases. Other net increases in the nine month period include increases at Cablevision Media Sales, MSG Varsity and News 12 Networks, partially offset by decreases primarily at PVI Virtual Media and a decrease of $591 at Newsday	(1,451)	205
Net decrease resulting from charges to AMC Networks for transition services	(1,560)	(1,560)
Intra-segment eliminations	49	(771)
	$(6,089)	$(6,897)

For the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans of $18,834 (through June 30, 2011, the AMC Networks Distribution date), $9,473 and $28,301, respectively, to AMC Networks.  Such expenses were not eliminated as a result of the AMC Networks Distribution and have been reclassified to the Other segment for all periods presented.

Depreciation and amortization (including impairments) for the three and nine months ended September 30, 2011 increased $502 (4%) and $4,574 (11%), respectively, as compared to the same periods in the prior year.  The net increases are primarily due to depreciation of new asset purchases, partially offset by decreases in depreciation due to certain assets becoming fully depreciated.

Adjusted operating cash flow deficit decreased $305 (1%) for the three months ended September 30, 2011 and increased $3,446 (2%) for the nine months ended September 30, 2011 as compared to the same periods in the prior year (including Newsday's AOCF of $218 and AOCF deficit of $(1,617) for the three and nine months ended September 30, 2011 compared to AOCF of $3,998 and $10,416, respectively, for the three and nine months ended September 30, 2010).  The decrease in the three-month period was due to a decrease in operating expenses excluding depreciation and amortization and share-based compensation, partially offset by a decrease in revenues.  The increase for the nine month period was due primarily to decreases in revenues, net, partially offset by decreases in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC Holdings, LLC

The consolidated statements of operations of CSC Holdings are essentially identical to the consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Cablevision Systems Corporation stockholders	$39,319	$112,061	$231,228	$247,085
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009 and April 2010 included in Cablevision's consolidated statements of operations	45,882	45,854	137,579	134,260
Interest income related to cash held at Cablevision	(2)	(37)	(12)	(158)
Interest income included in CSC Holdings' consolidated statements of operations related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	14,770	14,769	44,309	45,736
Loss on extinguishment of debt and write-off of deferred financing costs related to the repurchase of a portion of Cablevision's senior notes due April 2012 pursuant to a tender offer	-	-	-	110,049
Miscellaneous, net	-	13	-	13
Income tax benefit included in Cablevision's consolidated statements of operations related to the items listed above	(26,826)	(24,624)	(83,561)	(114,823)
Net income attributable to CSC Holdings LLC's sole member	$73,143	$148,036	$329,543	$422,162

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations – Cablevision Systems Corporation

Cash Flows from Operating Activities

Net cash provided by operating activities amounted to $1,014,710 for the nine months ended September 30, 2011 compared to $993,469 for the nine months ended September 30, 2010.  The 2011 cash provided by operating activities resulted from $927,490 of income before depreciation and amortization (including impairments), $222,346 of non-cash items, and a $15,046 increase in accounts payable and other liabilities.  Partially offsetting these increases was a decrease in cash of $81,633 as a result of a decrease in liabilities under derivative contracts and an increase of $68,539 in current and other assets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2010 cash provided by operating activities resulted from $786,141 of income before depreciation and amortization (including impairments), $272,439 of non-cash items and a $14,648 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $62,377 as a result of an increase in current and other assets and a decrease of $17,382 in liabilities under derivative contracts.

The increase in cash provided by operating activities of $21,241 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $91,255, partially offset by a decrease of $70,014 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $593,966 compared to $676,033 for the nine months ended September 30, 2010.  The 2011 investing activities consisted primarily of $574,478 of capital expenditures ($543,660 of which relate to our Telecommunications Services segment), $10,500 of payments relating to additions to other intangible assets, $7,776 of payments relating to the acquisition of Bresnan Cable and other net cash payments of $1,212.

The 2010 investing activities consisted primarily of $575,374 of capital expenditures ($548,138 of which relate to our Telecommunications Services segment), net investments in AMC Networks of $101,171, partially offset by other net cash receipts of $512.

Cash Flows from Financing Activities

Net cash used in financing activities amounted to $558,170 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $212,934 for the nine months ended September 30, 2010.  In 2011, the Company's financing activities consisted primarily of treasury stock purchases of $488,408, the repayment and repurchase of senior notes of $390,696, dividend payments to common stockholders of $120,918 and payments of $32,968 resulting from the net share settlement of restricted stock awards, partially offset by net proceeds from credit facility debt of $436,911, net proceeds from collateralized indebtedness of $35,880 and other net cash receipts of $2,029.

In 2010, the Company's financing activities consisted primarily of proceeds of $1,250,000 of senior notes, and other net cash receipts of $586, partially offset by the repurchase of senior notes and debentures pursuant to a tender offer of $1,078,212, treasury stock purchases of $157,081, dividend payments to common stockholders of $104,322, net repayments of credit facility debt of $83,658 and additions to deferred financing of $40,247.

Continuing Operations - CSC Holdings, LLC

Cash Flows from Operating Activities

Net cash provided by operating activities amounted to $1,158,986 for the nine months ended September 30, 2011 compared to $1,166,974 for the nine months ended September 30, 2010.  The 2011 cash provided by operating activities resulted from $1,025,805 of income before depreciation and amortization (including impairments), $283,366 of non-cash items, and a $15,089 increase in accounts payable and other liabilities.  Partially offsetting these increases was a decrease in cash of $81,633 as a result of a decrease in liabilities under derivative contracts and an increase of $83,641 in current and other assets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2010 cash provided by operating activities resulted from $961,218 of income before depreciation and amortization (including impairments), $262,317 of non-cash items, and a $9,950 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $49,129 as a result of an increase in current and other assets and a decrease of $17,382 in liabilities under derivative contracts.

The decrease in cash provided by operating activities of $7,988 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 resulted from a decrease of $93,623 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items partially offset by an increase in income from continuing operations before depreciation and amortization and other non-cash items of $85,635.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $593,966 compared to $676,033 for the nine months ended September 30, 2010.  The 2011 investing activities consisted primarily of $574,478 of capital expenditures ($543,660 of which relate to our Telecommunications Services segment), $10,500 of payments relating to additions to other intangible assets, $7,776 of payments relating to the acquisition of Bresnan Cable and other net cash payments of $1,212.

The 2010 investing activities consisted primarily of $575,374 of capital expenditures ($548,138 of which relate to our Telecommunications Services segment), net investments in AMC Networks of $101,171, partially offset by other net cash receipts of $512.

Cash Flows from Financing Activities

Net cash used in financing activities amounted to $658,674 for the nine months ended September 30, 2011 compared to $438,255 for the nine months ended September 30, 2010.  In 2011, the Company's financing activities consisted primarily of net distributions to Cablevision of $744,536, the repayment and repurchase of senior notes of $390,696 and other net cash payments of $4,134, partially offset by net proceeds from credit facility debt of $436,911, net proceeds from collateralized indebtedness of $35,880 and excess tax benefits on share-based awards of $7,901.

In 2010, the Company's financing activities consisted primarily of net distributions to Cablevision of $339,317, net repayments of credit facility debt of $83,658, additions to deferred financing costs of $13,660 and other net cash payments of $1,620.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $12,052 and $41,528 for the nine months ended September 30, 2011 and 2010, respectively.

Cash Flows from Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $131,158 for the nine months ended September 30, 2011 compared to $216,007 for the nine months ended September 30, 2010.  The 2011 cash provided by operating activities resulted from $206,610 of non-cash items, $103,808 of income before depreciation and amortization (including impairments) and a $2,885 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $131,642 resulting from the acquisition of and payment of obligations relating to program rights and a $50,503 increase in current and other assets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2010 cash provided by operating activities of discontinued operations resulted from $271,623 of non-cash items and $200,131 of income before depreciation and amortization (including impairments), and a $41,083 decrease in current and other assets. Partially offsetting these increases was a decrease in cash of $237,368 resulting from the acquisition of and payment of obligations relating to program rights, and a $59,462 decrease in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities of discontinued operations for the nine months ended September 30, 2011 was $4,086 compared to $12,637 for the nine months ended September 30, 2010.  The 2011 investing activities consisted of capital expenditures of $4,340, partially offset by other net cash receipts of $254.

The 2010 investing activities consisted of capital expenditures of $13,018, partially offset by other net cash receipts of $381.

Cash Flows from Financing Activities

Net cash provided by financing activities of discontinued operations for the nine months ended September 30, 2011 was $2,857 compared to net cash used in financing activities of discontinued operations of $158,831 for the nine months ended September 30, 2010.  The 2011 financing activities consisted primarily of net proceeds from credit facility debt of $667,364, partially offset by the repayment and repurchase of $638,365 of senior notes, additions to deferred financing costs of $23,900 and payments on capital lease obligations of $2,242.

The 2010 financing activities consisted primarily of the repayment of a note payable to Madison Square Garden of $190,000, net repayments of credit facility debt of $58,750, additions to deferred financing costs of $8,069 and payments on capital lease obligations of $3,183, partially offset by net contributions from Cablevision of $101,171.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

We have assessed the implications of the volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $495,442 under our credit facilities, senior notes and notes payable as of September 30, 2011.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and Bresnan Cable revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2011:

	Restricted Group	Newsday LLC(a)	Bresnan Cable	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision
Credit facility debt	$3,541,760	$650,000	$752,394	$-	$4,944,154	$-	$-	$4,944,154
Capital lease obligations	3,577	1,213	-	28,928	33,718	-	-	33,718
Notes payable	554	-	-	-	554	-	-	554
Senior notes and debentures	2,779,098	-	250,000	-	3,029,098	2,920,351	(753,717)	5,195,732
Collateralized indebtedness relating to stock monetizations	-	-	-	441,205	441,205	-	-	441,205
Total debt	$6,324,989	$651,213	$1,002,394	$470,133	$8,448,729	$2,920,351	$(753,717)	$10,615,363
Interest expense	$308,925	$52,085	$44,899	$18,726	$424,635	$181,888	$(44,309)	$562,214
Capital expenditures	$483,194	$1,222	$61,641	$28,421	$574,478	$-	$-	$574,478
_________________
(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its $650,000 senior secured credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of the Company's outstanding credit facility debt:

		Interest Rate at	Carrying Value at
	Maturity Date	September 30, 2011	September 30, 2011	December 31, 2010
Restricted Group:
Revolving credit facility(a)	February 24, 2012	-	$-	$77,990
Extended revolving credit facility(a)	March 31, 2015	-	-	617,010
Term A-1 credit facility	February 24, 2012	0.98%	17,254	69,016
Term A-3 extended credit facility	March 31, 2015	2.48%	412,832	449,259
Term B credit facility	March 29, 2013	1.98%	321,701	324,254
Term B-2 extended credit facility	March 29, 2016	3.48%	1,136,706	1,145,728
Term B-3 extended credit facility	March 29, 2016	3.23%	1,653,267	1,665,855
Restricted Group credit facility debt			3,541,760	4,349,112
Bresnan Cable:
Term credit facility	December 14, 2017	4.50%	752,394	757,398
Revolving credit facility(b)	December 14, 2015	-	-	-
Bresnan Cable credit facility debt			752,394	757,398
Newsday:
Fixed rate term credit facility	August 1, 2013	10.50%	525,000	525,000
Floating rate term credit facility	August 1, 2013	6.50%	125,000	125,000
Newsday credit facility debt			650,000	650,000
Total credit facility debt			$4,944,154	$5,756,510
_________________
(a)
At September 30, 2011, $60,597 of the revolving credit facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,351,856 of the revolving credit facility was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
At September 30, 2011, $300 of the revolving credit facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,700 of the revolver was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of the Company's capital expenditures for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Capital Expenditures
Consumer premise equipment	$57,904	$75,738	$163,577	$242,660
Scalable infrastructure	60,666	59,892	155,594	111,165
Line extensions	10,529	8,768	30,113	25,453
Upgrade/rebuild	12,438	5,164	25,490	13,752
Support	53,636	32,833	102,633	82,329
Total Cable Television	195,173	182,395	477,407	475,359
Optimum Lightpath	22,914	28,328	66,253	72,779
Total Telecommunications	218,087	210,723	543,660	548,138
Other	11,093	11,606	30,818	27,236
Total Cablevision	$229,180	$222,329	$574,478	$575,374

Restricted Group

As of September 30, 2011, CSC Holdings and those of its subsidiaries which conduct our cable television video operations in the New York metropolitan area, and high-speed data service, and our VoIP services operations, as well as Optimum Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures securities issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

The revolver has no required interim repayments.  The term A-1 credit facility requires a final payment of approximately $17,254 in December 2011.  The extended term A facility is subject to quarterly repayments of approximately $12,142 through March 2012, approximately $18,213 beginning in June 2012 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  The term B credit facility is subject to quarterly repayments of approximately $851 through March 2012 and approximately $80,000 beginning on June 30, 2012 through its maturity date in March 2013.  The term B-2 extended credit facility is subject to quarterly repayments of approximately $3,007 through December 2015 and a final payment of approximately $1,085,585 upon maturity in March 2016.  The term B-3 extended credit facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

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

In September 2011, CSC Holdings repurchased $52,683 aggregate principal amount of its outstanding 6-3/4% senior notes due 2012 and $10,000 aggregate principal amount of its outstanding 8-1/2% senior notes due 2014 with cash on hand.  In connection with these repurchases, the Company recognized a loss on extinguishment of debt of approximately $2,217, representing the payments made in excess of the principal amount and the write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $810.

The principal financial covenants for the Restricted Group credit facility as of September 30, 2011 are summarized below:

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Restricted Group was in compliance with all of its financial covenants under its various credit agreements as of September 30, 2011.

As of September 30, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 82% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 25% is effectively fixed through utilization of these interest rate swap contracts) as of September 30, 2011.  The table below summarizes certain terms of these interest rate swap contracts as of September 30, 2011:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at September 30, 2011*

June 2012	$2,600,000	4.86%	0.34%
_________________
*	Represents the floating rate received by the Company under its interest rate swap contracts at September 30, 2011 and does not represent the rates to be received by the Company on future payments.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday LLC's $650,000 senior secured credit facility is comprised of two components:  a $525,000 10.50% fixed rate term credit facility and a $125,000 floating rate term credit facility.  The senior secured credit facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments were required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Bresnan Credit Agreement contains customary affirmative and negative covenants and also requires Bresnan Cable to comply with the following financial covenants:  (i) a maximum ratio of total indebtedness to operating cash flow of 7.75:1 at September 30, 2011 decreasing periodically to 5.00:1 on March 31, 2014; (ii) a minimum ratio of operating cash flow to interest expense of 2.00:1 at September 30, 2011 increasing periodically to 2.75:1 on March 31, 2014, and (iii) minimum liquidity of $25,000.

Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of September 30, 2011.

Monetization Contracts Maturities

The following monetization contracts relating to our Comcast common stock matured during the nine months ended September 30, 2011:

Month of Maturity	Shares covered under monetization contract
January 2011	2,668,875
March 2011	2,732,184
May 2011	2,668,875
August 2011	2,668,875

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of new monetization transactions on our Comcast common stock that will mature in January, April, June and September 2013.

During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock mature.  The Company intends to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

Other Events

Dividends

During the nine months ended September 30, 2011, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date
February 15, 2011	$0.125	February 28, 2011	March 21, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011
August 5, 2011	$0.15	August 19, 2011	September 9, 2011

Cablevision paid dividends aggregating $120,918 during the nine months ended September 30, 2011, primarily from the proceeds of distributions made to Cablevision from CSC Holdings.  In addition, as of September 30, 2011, up to approximately $8,111 will be paid when, and if, restrictions lapse on restricted shares outstanding.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

On October 27, 2011, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on December 2, 2011 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of November 11, 2011.

During the nine months ended September 30, 2011, CSC Holdings made distributions to Cablevision aggregating $744,536.  These distributions were funded from cash on hand, cash from operations and borrowings under its revolving credit facility.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest payments on certain of its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

Distribution of AMC Networks Inc.

On June 30, 2011, Cablevision completed the AMC Networks Distribution, which took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of CNYG Class A Common Stock held of record on June 16, 2011 (the "AMC Networks Distribution Record Date") and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the AMC Networks Distribution Record Date.  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's condensed consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date.

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

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand and/or borrowings under CSC Holdings' revolving credit facility which would be distributed to Cablevision.  Through September 30, 2011, Cablevision repurchased an aggregate of 27,061,000 shares for a total cost of approximately $788,655, including commissions of $271.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of September 30, 2011, we had approximately $211,345 of availability remaining under our stock repurchase authorizations.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Commitments and Contingencies

As of September 30, 2011, the Company’s commitments and contingencies for continuing operations not reflected on the Company’s condensed consolidated balance sheet decreased to approximately $4,508,000 as compared to approximately $5,314,000 at December 31, 2010.  This decrease relates primarily to programming commitments paid for the nine months ended September 30, 2011 and a decrease of approximately $226,000 as a result of the AMC Networks Distribution.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU No. 2011-04 is to be applied prospectively and will become effective for the Company on January 1, 2012.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  ASU No. 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary.  ASU No. 2011-08 will become effective for the Company on January 1, 2012, with early adoption permitted.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

All interest rate swap contracts are carried at their fair values on our consolidated balance sheets, with changes in value reflected in our consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2011, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

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

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2011, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $441,205 at September 30, 2011.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As of September 30, 2011, the fair value and the carrying value of our holdings of Comcast common stock aggregated $448,882.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $44,888.  As of September 30, 2011, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $32,276, a net receivable position.  For the nine months ended September 30, 2011, we recorded a net gain on our outstanding equity derivative contracts of $38,856 and recorded unrealized losses of $22,981 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts
Fair value as of December 31, 2010, net liability position	$(59,300)
Change in fair value, net	38,856
Settlement of contracts	52,720
Fair value as of September 30, 2011, net receivable position	$32,276

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast
	2,668,875	2011	$17.45	$22,68	$22.68
	8,069,934	2012	$17.57 - $18.85	$21.09	$22.62
	10,738,809	2013	$20.52 - $24.94	$24.63	$29.92
_________________
(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2011, the fair value of our fixed rate debt of $7,223,176 was more than its carrying value of $6,914,886 by $308,290.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2011 would increase the estimated fair value of our fixed rate debt by $286,437 to $7,509,613.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As of September 30, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  As of September 30, 2011, our outstanding interest rate swap contracts had a fair value and carrying value of $85,645, a net liability position, as reflected in liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at September 30, 2011 would increase our liability under these derivative contracts by approximately $6,687 to a liability of $92,332.

For the nine months ended September 30, 2011, we recorded a net loss on interest rate swap contracts of $8,513, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts
Fair value as of December 31, 2010, a net liability position	$(167,278)
Cash payments, net	90,146
Change in fair value, net	(8,513)
Fair value as of September 30, 2011, a net liability position	$(85,645)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Securities and Exchange Commission rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control

During the nine months ended September 30, 2011, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to a lawsuit filed against the Company on June 23, 2011 by Viacom International Inc. ("Viacom") and certain of its affiliates in the United States District Court for the Southern District of New York, as described on page 78 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.  The lawsuit claimed that the Company breached its affiliation agreements with the plaintiffs by distributing their programming services through the Company's iPad application, and it asserted related claims for copyright infringement, trademark infringement, false designation of origin, and unfair competition.  The plaintiffs requested injunctive relief, declaratory relief, and statutory, actual, and punitive damages.  On August 10, 2011, Viacom and the Company entered into a settlement agreement resolving the litigation.

Reference is made to a declaratory judgment action filed by Bresnan Cable against the Montana Department of Revenue ("MT DOR") in Montana State Court challenging the MT DOR's property tax classifications for 2007 through 2010, as described on page I-85 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  On September 26, 2011, the Court granted Bresnan Cable's summary judgment motion seeking to vacate the MT DOR's retroactive tax assessments for the years 2007, 2008, and 2009.  The MT DOR's assessment for 2010 was the subject of a trial which took place the week of October 24, 2011 in Billings, Montana. The Court's decision is pending. The Company believes it has substantial grounds for challenging the legal validity of MT DOR's assessments and intends to vigorously assert such challenges.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information concerning transactions under Cablevision's share repurchase program during the three-month period ended September 30, 2011.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(3)
August 1 - August 31	2,852,600	$17.95	24,536,000	$254,006,427
September 1 - September 30	2,525,000	16.90	27,061,000	211,345,220
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

During the three months ended September 30, 2011, certain Cablevision restricted shares issued to employees of the Company vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 3,489 and 6,749 shares with a price per share of $25.96 and $17.35, respectively, were surrendered to the Company in July and September 2011, respectively.  These acquired shares have been classified as treasury stock.

The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company's employee stock plan.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 6.	Exhibits

(a)	Index to Exhibits.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certifications of the CEO and CFO

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on October 28, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	October 28, 2011		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC