Form 10-K
period 2011-12-31
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2012-02-28
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller reporting company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, LLC	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐	Yes	☐	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2011:  $8,031,312,425

Number of shares of common stock outstanding as of February 23, 2012:

Cablevision NY Group Class A Common Stock - 220,164,656
Cablevision NY Group Class B Common Stock - 54,137,673
CSC Holdings, LLC Interests of Member - 14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

Documents incorporated by reference - Cablevision Systems Corporation intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

*
Some or all of these items are omitted because Cablevision intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K.

PART I

Item 1.	Business

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC, formerly CSC Holdings, Inc. ("CSC Holdings" and collectively with Cablevision, the "Company" or the "Registrants").

Cablevision Systems Corporation

Cablevision is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding membership interests in CSC Holdings and its liabilities include approximately $2.2 billion of senior notes which amount does not include approximately $754 million of its senior notes held by Newsday Holdings LLC, its 97.2% owned subsidiary.  The $754 million of notes are eliminated in Cablevision's consolidated financial statements and are shown as notes due from Cablevision in total member's deficiency of CSC Holdings.  Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

CSC Holdings is one of the largest cable operators in the United States based on the number of video subscribers.  As of December 31, 2011, we served approximately 3.25 million video customers in and around the New York metropolitan area and in Montana, Wyoming, Colorado and Utah.  We believe that our cable television systems in the New York metropolitan area comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of video subscribers).  We also provide high-speed data and Voice over Internet Protocol ("VoIP") services using our cable television broadband network.  Through Cablevision Lightpath, Inc. ("Optimum Lightpath"), our wholly-owned subsidiary, we provide telephone services and high-speed Internet access to the business market.  In addition, we own approximately 97.2% of Newsday LLC which operates a newspaper publishing business.  We also own regional news and high school sports programming services, a motion picture theatre business and a cable television advertising sales business.

We classify our operations into two reportable segments: Telecommunications Services and Other.  Our Telecommunications Services segment includes our cable television business, including our video, high-speed data, and VoIP operations and the operations of the commercial data and voice services provided by Optimum Lightpath.  It also includes the operations of our cable television systems in Montana, Wyoming, Colorado and Utah, which were acquired in December 2010.  Our Other segment includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theatre business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), previously known as Rainbow Advertising Sales Corporation and (vi) certain other businesses and unallocated corporate costs.  Refer to Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our segments.

(1)

AMC Networks Inc. Distribution

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").  The AMC Networks Distribution took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of Cablevision NY Group ("CNYG") Class A Common Stock and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock.  As a result of the AMC Networks Distribution, we no longer consolidate the financial results of AMC Networks for the purpose of our own financial reporting and the historical financial results of AMC Networks have been reflected in our consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date.

Acquisition of Bresnan Cable

On December 14, 2010, the Company, through two wholly-owned subsidiaries, consummated the acquisition of Bresnan Broadband Holdings, LLC ("Bresnan Cable").  The purchase price was approximately $1.36 billion.  The acquisition was financed using an equity contribution to the acquisition subsidiaries by CSC Holdings of $395 million, which CSC Holdings borrowed under its revolving loan facility, and debt incurred by the acquisition subsidiaries consisting of an undrawn $75 million revolving loan facility, a $765 million term loan facility and $250 million 8.0% senior notes due 2018.

MSG Distribution

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company ("Madison Square Garden"), a company which owns the sports, entertainment and certain media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock.  As a result of the MSG Distribution, we no longer consolidate the financial results of Madison Square Garden for the purpose of our own financial reporting and the historical financial results of Madison Square Garden have been reflected in our consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

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

Our cable television systems offer varying packages of video service.  In our New York metropolitan service area, the video service is marketed under the Optimum and iO brand names.  Our cable television systems in Montana, Wyoming, Colorado and Utah (the "Optimum West service area") use the Optimum brand name to market our video product offerings.  Our video services may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information and entertainment channels such as CNN, AMC, CNBC, ESPN, MTV, and regional sports networks such as MSG Network, and certain premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax.  We also offer digital video service, which enables customers to receive video on demand and subscription video on demand services, as well as additional viewing channels.

(2)

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

We also provide high-speed data services using our cable television broadband network.  High-speed data services are provided to residential and small business customers through a cable modem device.  The high-speed data service is marketed as "Optimum Online".

We offer VoIP technology services exclusively to our residential and small business Optimum Online customers, marketed as "Optimum Voice".

Through Optimum Lightpath, a business broadband service provider, we provide telecommunications services to the business market in the greater New York metropolitan area.  Optimum Lightpath provides converged data, Internet and voice solutions to mid-sized and large businesses, hospital systems, municipalities, and school systems.  As of December 31, 2011, Optimum Lightpath had over 5,000 buildings connected to its fiber network.  Optimum Lightpath has built an advanced fiber optic network extending more than 4,800 route miles, which includes approximately 263,000 miles of fiber, throughout the New York metropolitan area.  Optimum Business Services provides similar products in our Optimum West service area.

(3)

The following table sets forth certain statistical data regarding our video, high-speed data and VoIP operations, excluding Optimum Lightpath, as of the dates indicated:

	As of December 31,
	New York Metropolitan Service Area 2011	Optimum West Service Area 2011(1)	Total 2011	New York Metropolitan Service Area 2010	Optimum West Service Area 2010(1)	Total 2010	Total 2009
	(in thousands, except per subscriber amounts)

Total customers(2)	3,255	356	3,611	3,298	350	3,648	3,314
Video customers(3)	2,947	303	3,250	3,008	306	3,314	3,063
High-speed data customers	2,701	264	2,965	2,653	239	2,892	2,568
Voice customers	2,201	156	2,357	2,138	131	2,269	2,052

Serviceable passings(4)	4,922	662	5,584	4,882	650	5,532	4,829

Penetration:
Total customers to serviceable passings	66.1%	53.7%	64.7%	67.6%	53.8%	65.9%	68.6%
Video customers to serviceable passings	59.9%	45.7%	58.2%	61.6%	47.1%	59.9%	63.4%
High-speed data customers to serviceable passings	54.9%	39.9%	53.1%	54.3%	36.8%	52.3%	53.2%
Voice customers to serviceable passings	44.7%	23.5%	42.2%	43.8%	20.2%	41.0%	42.5%

Average Monthly Revenue per Video Customer ("RPS")(5)
	$156.09	$134.60	$154.10	$150.68 (6)	N/A	N/A	$144.03 (6)
______________
N/A	Not meaningful.
(1)	Reflects data related to Bresnan Cable, which was acquired by the Company on December 14, 2010.
(2)	Represents number of households/businesses that receive at least one of the Company's services.
(3)
Video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services.  Free status is not granted to regular customers as a promotion.  We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.

(4)
Represents the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our Optimum Lightpath customers.

(5)
RPS is calculated by dividing the average monthly U.S. generally accepted accounting principles ("GAAP") revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath, for the fourth quarter of each year presented by the average number of video customers served by our cable television systems for the same period.  For purposes of this calculation, both revenue and average number of video customers exclude our Optimum Lightpath operations because Optimum Lightpath's third-party revenues are unrelated to our cable television system customers.

(6)	Represents data for the New York metropolitan service area.

Subscriber Rates and Services; Marketing and Sales

Video Services

Our cable television systems offer a government mandated broadcast basic level of service which generally includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

All of our cable television systems also offer an expanded basic package of services, generally marketed as "Family Cable", which includes, among other programming, news, information, entertainment, and sports channels such as CNN, CNBC, Discovery, ESPN, AMC, the Disney Channel, and regional sports networks such as MSG Network.  For additional charges, our cable television systems provide premium services such as HBO, Showtime, The Movie Channel, Starz!/Encore and Cinemax, which may be purchased either individually or in tiers.

(4)

Our digital video programming services currently offered to subscribers, branded iO TV in our New York metropolitan service area and Optimum TV in our Bresnan service area, include:

•	Up to 535 standard definition and high definition ("HD") entertainment channels,

•	Over 80 premium movie channels including multiplexes of HBO, Showtime, Cinemax, Starz!/Encore and The Movie Channel,

•
Access to thousands of on-demand titles each month, including hit movies (most available in HD), classic, independent and international films, subscription on-demand services and free on-demand offerings,

•	46 channels of uninterrupted commercial-free digital music from Music Choice,

•
Seasonal sports packages from the National Basketball Association, National Hockey League, Major League Baseball, Major League Soccer, college football and basketball, plus sports and entertainment packages with over 30 channels,

•	Up to 86 international channels from around the world,

•	Up to 134 channels available in HD, including local broadcast affiliates, local sports channels, premium networks such as HBO and various other cable networks,

•
A collection of enhanced television applications including News 12 Interactive, Newsday TV, Optimum Autos and Homes, MSG Interactive, iO Games, and MSG Varsity, all in our New York metropolitan service area,

•	Digital video recorder ("DVR") service, giving subscribers the ability to record, pause and rewind live television, and

•	DVR Plus, a remote-storage DVR available in almost half of our New York metropolitan service area, giving subscribers the ability to record and play television programming from any room in the home.

In 2011, in our New York metropolitan service area, we began offering a free Optimum App for the iPad, iPod Touch and iPhone, which allows our cable television customers to experience iO TV digital service, including access to hundreds of channels and on demand titles, on their device in the home.  The Optimum App delivers the full cable television experience to the devices and allows them to function as a television.

Packaging of our video product includes options with programming to suit the needs of our individual customers.  Offers include various levels of programming including premium channels, news, sports, children's, general entertainment, international channels and digital music at various price points.

Since our network serving our existing cable television systems has been upgraded to provide advanced digital video services, our sales and marketing efforts are primarily directed toward retaining our existing customers and increasing our penetration to homes passed for all of our existing services.  We market our cable television services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Optimum Online

Optimum Online is our high-speed Internet access offering, which connects customers to the Internet using the same network that delivers our cable television service.

Our plant is designed for download speeds to a maximum of: (i) 15Mbps (megabits per second) downstream and 2Mbps upstream for our Optimum Online level of service, (ii) 30Mbps downstream and 5Mbps upstream for our Optimum Online Boost level of service in our Optimum West service area, (iii) 50Mbps downstream and 8Mbps upstream for our Optimum Online Boost Plus level of service in our New York metropolitan service area, and (iv) 101Mbps downstream and 15Mbps upstream for our Optimum Online Ultra level of service in our New York metropolitan service area.

(5)

Optimum Online is available on an à la carte basis with Optimum Online Boost, Optimum Online Boost Plus or Optimum Online Ultra available for an additional charge per month.  Discount and promotional pricing are available when Optimum Online is combined with our other service offerings.

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

Optimum Online service includes access to complimentary features such as web and mobile access to DVR for iO TV in our New York metropolitan service area, giving users the ability to remotely schedule and manage recordings as well as internet security software, including anti-virus, anti-spyware, personal firewall, and anti-spam protection.  Our Optimum Online Boost Plus and Optimum Online Ultra levels also include web hosting, additional storage, and other features.

Optimum Voice

Optimum Voice is a VoIP service available exclusively to Optimum Online subscribers and offers unlimited local, regional and long-distance calling any time of the day or night within the United States, Puerto Rico, U.S. Virgin Islands and Canada with over 20 calling features at a flat monthly rate per month.  Discount and promotional pricing is available when Optimum Voice is combined with other service offerings.

Optimum Voice includes over 20 premium calling features, including enhanced voicemail, call waiting, caller ID, caller ID blocking, call return, three-way calling, call forwarding, anonymous and call blocker, among others.  In addition, Optimum Voice has recently introduced a number of new features including Click-to-Call and a directory listing self-care tool. Click-to-Call provides users with the convenience of dialing a call from any Internet connected computer simply by clicking on a phone number displayed in a web page.  Also, the directory listing self-care tool enables subscribers to make changes to their 411 directory listings.  Lastly, the Optimum Voice Homepage allows customers to manage their calling features and directory listings, view their call history, and receive voicemails via the Internet.

Optimum Voice for Business provides for up to 24 voice lines for small and medium businesses.  The service provides 14 important business calling features at no additional charge.  Optimum Voice for Business also offers business trunking services with support for legacy telecom interfaces and newer internet protocol interfaces.  Optimum Voice for Business has also been approved for use with commercial fire alarms.  As an optional add-on service in our New York metropolitan service area, Optimum Voice for Business provides customers with toll free capability.

International service for Optimum Voice includes Optimum Voice World Call and Per Minute plans. Optimum Voice World call is for residential customers and provides 250 minutes per month of calling from their Optimum Voice phone to anywhere in the world, including up to 30 minutes of calling to Cuba, with certain restrictions, for a flat monthly fee. Per Minute plans are available to both residential and business customers.

(6)

Bundled Offers

We offer several promotional packages with discounted pricing to existing and new customers who subscribe to one or more of our products as compared to the à la carte prices for each individual product.  We also offer other pricing discounts for certain products that are added to existing services.  For example, we offer an "Optimum Triple Play" package that is a special promotion for new customers or eligible current customers where our three products, video, high-speed data and voice, are each available for a flat fee per month, generally $29.95, for a year, when purchased together.  For a total additional fee of $9.95 per month, the Ultimate Triple Play, available in our New York metropolitan service area, includes Optimum Online Boost Plus and a free router for new customers.  We have from time to time also offered promotional and other pricing discounts as part of our competitive strategy.

Subscribers to all three of our service offerings who are not on a promotional pricing plan are eligible for "Optimum Rewards", which provides subscribers with a monthly discount on their bill, exclusive discounts and offers for shopping, dining, movie tickets and other benefits.

System Capacity

Our cable plant network in the New York metropolitan service area uses state of the art technology including fiber optic cable.  The network is a minimum of 750 MHz two-way interactive system offering a combination of analog and digital channels, high-speed data and voice services.  Our cable plant network in the Optimum West service area is on a state of the art hybrid fiber coaxial platform of which 90% of the plant is two-way with a minimum of 750 MHz capacity.

Programming

Adequate programming is available to the cable television systems from a variety of sources.  Program suppliers' compensation is typically a fixed, per subscriber monthly fee (subject to contractual escalations) based, in most cases, either on the total number of video subscribers of the cable television systems, or on the number of subscribers subscribing to the particular service.  The programming contracts are generally for a fixed period of time and are subject to negotiated renewal.  Cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to most subscribers, increased costs to produce or purchase cable programming and other factors.

Franchises

Our cable television systems are operated in New York, New Jersey, Connecticut, Montana, Wyoming, Colorado and Utah under non-exclusive franchise agreements, where required by the franchising authority, with state and/or municipal or county franchising authorities.  Although the terms of franchise agreements differ from jurisdiction to jurisdiction, they typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds.  The terms and conditions of cable franchises vary from jurisdiction to jurisdiction.  Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality.  We generally pass the franchise fee on to our subscribers.

Franchise agreements are usually for a term of 5 to 15 years from the date of grant; most are 10 years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by the franchise and federal and state law.  As of December 31, 2011, our ten largest franchise areas comprised approximately 44% of our total video customers and of those, two franchises comprising approximately 110,000 video customers, are expired.  We are currently operating in these franchise areas under temporary authority.  The Company has never lost a franchise for an area in which it operates.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted, and franchise agreements sometimes expire before a renewal is negotiated and finalized.  New York and New Jersey state laws provide that pre-existing franchise terms continue in force during the renewal negotiations until agreement is reached or one or both parties seek to pursue "formal" franchise remedies under federal law.  In Montana, Wyoming, Colorado and Utah, the Company's right to operate following the expiration of a franchise for franchises still in renewal negotiations is protected by federal law and/or the consent of the municipality.  In approximately 40 municipalities in Montana, Wyoming, and Colorado, the Company operates its cable television systems without a franchise, pursuant to Section 621(b)(2) of the Federal Cable Act, which provides that no franchise is required in communities where the cable operator or its predecessor lawfully provided service as of July 1, 1984 and the municipality has not requested a franchise.  Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See "Regulation - Cable Television."  Despite the Company's efforts and the protections of federal law, it is possible that one or more of the Company's franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in response to requirements imposed in the course of the franchise renewal process.

(7)

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

Other

Newsday

Newsday consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group and online websites, including newsday.com and exploreLI.com.  Newsday has also developed and deployed applications for iPhone, iPad and Android devices.

Our publications are distributed through both paid and free distribution in various ways across Long Island and the New York metropolitan service area.  Our products include:

•	the Newsday daily newspaper, which is primarily distributed on Long Island, New York and in the New York metropolitan area
•	amNew York, a free daily newspaper distributed in New York City; and
•	Star Community Publishing, a group of weekly shopper publications.

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

(8)

MSG Varsity

MSG Varsity is a network dedicated entirely to showcasing high school sports and activities.  This suite-of-services enables students to share their stories through a combination of television and interactive platforms.  One of the many compelling components of this programming service is the involvement of high schools throughout our footprint as co-producers of MSG Varsity's content, in addition to content created by our professional productions.  We have a licensing arrangement with Madison Square Garden permitting us to use "MSG Varsity" as the name of this programming service.  MSG Varsity is available to all subscribers throughout our footprint in the New York metropolitan service area.

Clearview Cinemas

Our chain of tri-state area movie theatres, Clearview Cinemas, features family, art and independent films.  Its exhibition facilities include Manhattan's famed Ziegfeld Theatre, a frequent and historic host to film premieres and events.

Clearview operates 47 movie theatres containing 243 screens in New York City, Westchester County, Rockland County, Long Island, Pennsylvania and New Jersey.

Cablevision Media Sales Corporation

Cablevision Media Sales Corporation, previously known as Rainbow Advertising Sales Corporation, is a cable television advertising company that sells local and regional commercial advertising time on cable television networks and offers advertisers the opportunity to target specific geographic and demographic audiences.

Investment in Comcast Corporation ("Comcast") Common Stock

We own 21,477,618 shares of Comcast common stock acquired in connection with the sale of certain cable television systems in prior years.  All of these shares have been monetized pursuant to collateralized prepaid forward contracts.  See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.

Competition

Cable Television

Our cable television systems operate in an intensely competitive environment, competing with a variety of other video programming providers and delivery systems, including incumbent telephone companies, satellite-delivered signals, internet-based programming and broadcast television signals available to homes within our market by over-the-air reception.

Incumbent Telephone Companies.  We face intense competition in the New York metropolitan service area from two incumbent telephone companies.  Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which offer video programming in addition to their voice and high-speed Internet access services to residential customers in this service area, compete across all of our telecommunications products.  Verizon has made and may continue to make promotional offers to customers in our New York metropolitan service area at prices lower than ours.  The attractive demographics of our service territory make this region a desirable location for investment in video distribution technologies by these companies.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area (while difficult to assess, our estimates indicate that Verizon passes more than 45% of these households, based on currently available information).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.  See "Regulation" for a discussion of regulatory and legislative issues.  Verizon and AT&T also market direct broadcast satellite ("DBS") services in our New York metropolitan service area.  Each of these companies has significantly greater financial resources than we do.

(9)

DBS.  We also face competition from DBS service providers in our New York metropolitan service area and in our Optimum West service area.  The two major DBS services, DISH Network and DirecTV, are available to the vast majority of our customers.  These services each offer over 300 channels of programming, including programming that is substantially similar to the programming that we offer, at competitive prices.  Our ability to compete with these DBS services is affected by the quality and quantity of programming available to us and to them.  DirecTV has exclusive arrangements with the National Football League that gives it access to programming that we cannot offer.

Other Competitors and Video Programming Sources.  Another source of competition for cable television systems is the delivery of video content over the Internet directly to subscribers.  In addition, consumers are able to watch such Internet-delivered content on Internet-ready television sets and mobile devices.  Cable television systems also face competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, satellite master antenna television ("SMATV") systems, which generally serve large multiple dwelling units under an agreement with the landlord and  service providers that utilize the public rights-of-way and operate an "open video system" ("OVS").  RCN Corporation ("RCN") is authorized to operate OVS systems that compete with us in New York City.  The FCC also has made radio spectrum available for the provision of multichannel video service.

There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

High-Speed Data

Our high-speed data offering in our New York metropolitan service area faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Our high-speed data offering in our Optimum West service area, also branded Optimum Online, faces competition from CenturyLink, Inc. ("CenturyLink").  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.  Cellular phone providers are also increasing the speeds of their Internet access offerings, and the FCC has made other radio spectrum available for wireless high-speed Internet access.

VoIP

Our VoIP service in our New York metropolitan service area faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  Our VoIP service in our Optimum West service area, also branded Optimum Voice, faces competition from other carriers, such as CenturyLink.  We must also negotiate interconnection agreements with these carriers.  Our VoIP services also face competition from other competitive providers of voice services, including wireless voice providers, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection.

(10)

Optimum Lightpath and the Bresnan CLECs

Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers ("ILECs"), other competitive local exchange companies ("CLECs") and long distance companies.  More specifically, Optimum Lightpath faces substantial competition from Verizon and AT&T, which are the dominant providers of local telephone and broadband services in their respective service areas.  We also operate CLECs in each state within the Optimum West service area (the "Bresnan CLECs"), which compete against ILECs and Century Link.  ILECs have significant advantages over Optimum Lightpath and the Bresnan CLECs, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

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

Newsday

Newsday operates in a highly competitive market, which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources.  The most direct source of competition is other newspapers that reach a similar audience in the same geographic area.  Newsday also faces competition from magazines, shopping guides, yellow pages, websites, mobile-device platforms, broadcast and cable television, radio and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.

Newsday and the newspaper industry generally have experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers, particularly younger consumers, as a source of news and classifieds.  A prolonged decline in circulation levels would also have a material adverse effect on the rate and volume of advertising revenues.

(11)

Clearview Cinemas

Clearview Cinemas, as a smaller regional film exhibitor, competes with a number of large theatre chains and independent theatres with respect to acquiring licenses to films and attracting patrons.  The principal competitive factors in obtaining films from distributors include licensing terms, seating capacity, location, prestige of the theatre chain and of the particular theatre, and quality of projection and sound equipment.  Most of our competitors are in a stronger competitive position than Clearview Cinemas based upon these factors.  We believe that the principal competitive factors in attracting film audiences are the availability of marketable films, the location of theatres, theatre comfort and environment, projection and sound quality, 3D capability, level of service and ticket price.  The theatre exhibition industry also faces competition from other motion picture exhibition delivery systems, such as network, syndicated, on-demand and pay television; DVD, and other home video systems; DVD by mail services such as Netflix and Red Box and the availability of films over the Internet.

Regulation

Cable Television

Our cable television systems are subject to extensive federal, state and local regulations.  Our systems are regulated under congressionally imposed uniform national guidelines, first set forth in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Federal Cable Act"), as well as under other provisions of the Federal Communications Act of 1934, as amended.  The Federal Cable Act, Federal Communications Act, and the regulations and policies of the FCC affect significant aspects of the Company's cable system operations

The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today.

Franchising.  The Federal Cable Act requires cable operators to obtain a franchise in order to provide cable service.  Regulatory responsibility for awarding franchises rests with state and local franchising authorities.  Federal law prohibits our franchising authorities from granting an exclusive cable franchise to us, and they cannot unreasonably refuse to award an additional franchise to compete with us.  In the states in which the Company operates, New York, New Jersey and Connecticut have enacted comprehensive cable regulation statutes that are applicable to cable operators and other providers of video service, such as Verizon and AT&T; however, all of the states in which we operate have consumer protection laws that apply to us.  Although the terms of franchise agreements differ from jurisdiction to jurisdiction, they typically require payment of franchise fees and contain regulatory provisions addressing, among other things, upgrades, service quality, cable service to schools and other public institutions, insurance and indemnity bonds.  State and local franchising authority, however, must be exercised consistently with the Federal Cable Act, which sets limits on franchising authorities' powers.  It restricts franchising authorities from imposing franchise fees greater than 5% of gross revenues from the provision of cable television service, prohibits franchising authorities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a franchising authority may consider and requiring a due process hearing before denial of renewal.

Pricing and Packaging.  The Federal Cable Act and the FCC's rules regulate the rates that cable operators may charge for basic video service, equipment and installation.  None of these rules applies to cable systems that the FCC determines are subject to effective competition, or where franchising authorities have chosen not to regulate rates.  For our New York metropolitan service area cable television systems, the FCC has made "effective competition" findings in the majority of our communities covering substantially all of our customer base.  For our Optimum West service area cable television systems, we have obtained such a ruling covering over 80% of our customer base.

(12)

In addition, in areas not subject to effective competition, the Federal Cable Act and the FCC's rules also require us to establish a "basic service" package consisting, at a minimum, of all local broadcast signals that we carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  All subscribers are required to purchase this tier as a condition of gaining access to any other programming that we provide.  From time to time, Congress or the FCC consider imposing new pricing or packaging regulations, including proposals requiring cable operators to offer programming services on an unbundled basis rather than as part of a tier or to provide a greater array of tiers to give subscribers the option of purchasing a more limited number of programming services.

Must-Carry/Retransmission Consent.  Cable operators are required by the "must carry" provisions of federal law to carry, without compensation, the programming transmitted by most local broadcast stations.  Additionally, FCC rules require that we simulcast must-carry stations in analog as long as we carry any programming in analog on our system.  Those rules expire on June 12, 2012 unless extended.

Alternatively, local television stations may elect retransmission consent.  Stations making such an election give up their must-carry right and negotiate with cable systems the terms on which the cable systems carry their stations.  Cable systems generally may not carry a broadcast station that has elected retransmission consent without the station's consent.  The terms of retransmission consent agreements frequently include the payment of compensation to the station.  A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent.  While we currently have retransmission consent agreements with all such broadcast stations, the potential remains for carriage of such stations to be discontinued if any of such agreements is not renewed following its expiration.

In the wake of publicized disputes between several cable operators and broadcasters, several members of Congress have expressed concern that current retransmission consent requirements and practices have had a negative effect on consumers, and stated that it is time for Congress to reexamine those requirements.  Other members of Congress have suggested that binding arbitration may be an appropriate means of resolving such disputes.  The FCC has initiated a proceeding to consider changes to its rules governing retransmission consent negotiations.

Ownership Limitations.  Congress has required the FCC to set a national limit on the number of subscribers a cable company can serve, and a limit on the number of channels on a cable television system that can be occupied by video programming services in which the operator of that system has an attributable interest.  The FCC established a national limit of 30% on the number of multichannel video households that a single cable operator can serve, but that limit was invalidated by a federal court in August 2009 and the FCC has not yet established a new limit.  The FCC also created a limit of 40% on the number of channels on a cable television system that can be occupied by video programming services in which the operator of that system has an attributable interest, but that rule was invalidated by a federal court in 2001 and the FCC has not yet established a new limit.

Set Top Boxes.  The FCC requires cable operators to allow consumers to connect televisions and other consumer electronics equipment with a slot for a security card directly to digital cable television systems to enable receipt of one-way digital programming without need for a set-top box.  The FCC also requires cable operators to separate security from non-security functions in new digital set-top boxes deployed on or after July 1, 2007, to permit the manufacture and sale of these devices by third parties.  We meet this requirement by providing set top boxes with separable security.  Additionally, the FCC has an ongoing proceeding to examine whether it should take further steps to promote a retail market for cable service navigation devices, including requirements to facilitate access to Internet-based video offerings via subscribers' television sets, which may entail further mandates in connection with the support and deployment of set top boxes.

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

(13)

Pole Attachments.  The FCC has authority to regulate utility company rates for the rental of pole and conduit space used by companies, including cable operators, to provide cable, telecommunications services, and Internet access services, unless states establish their own regulations in this area.  With the exception of Wyoming, Montana and Colorado, the states in which we operate have adopted such regulations.  Utilities must provide nondiscriminatory access to any pole, conduit or rights-of-way controlled by the utility.  The FCC held that the pole attachment rate for commingled services (e.g., cable and Internet access) cannot exceed the rate it has established for telecommunications attachments.

Program Access.  In 1992, Congress enacted the "program access" provisions of the Federal Cable Act.  These provisions prohibit cable operators from entering into exclusive distribution contracts for satellite-delivered video programming services in which a cable operator holds an attributable interest, such as AMC Networks' services, unless the FCC first approves the exclusive arrangement.  This prohibition expires in October 2012, unless extended by the FCC.  In 2007, the FCC sought public comment on a proposal to allow a cable operator to petition for repeal of the exclusivity ban prior to 2012 with respect to programming it owns, in markets where the cable operator faces competition from other video distributors.  The FCC has taken no action on this proposal.  The program access rules also prohibit a cable operator from unduly or improperly influencing the decision of an affiliated satellite-delivered programmer to sell to an unaffiliated distributor and bar the programmer from discriminating in the prices, terms, and conditions of sale of a programming service.

The FCC adopted an order extending the program access rules to terrestrially-delivered programming created by cable operator-affiliated programmers when a showing can be made that the lack of such programming significantly hinders or prevents the distributor from providing satellite cable programming.  The new rules authorize the FCC to compel the licensing of such programming in response to a complaint by a multichannel video programming distributor.  Applying these rules in response to complaints by AT&T and Verizon brought against us and Madison Square Garden, the FCC in November 2011 ordered Madison Square Garden to license Verizon and AT&T the terrestrially-delivered HD programming of the MSG networks.

Program Carriage.  The FCC's program carriage rules govern disputes between cable operators and unaffiliated programming services over the terms of carriage.  We may not require an unaffiliated programming service to grant us a financial interest or exclusive carriage rights as a condition of its carriage on our cable television systems, and we may not discriminate against such programming services in the terms and conditions of carriage on the basis of their affiliation or nonaffiliation with us.

In August 2011, the FCC adopted changes to its program carriage rules, which govern disputes between programmers and multichannel video programming distributors ("MVPDs") over carriage terms.  The new rules, among other things, clarify what is required for a programmer to establish a prima facie case under the program carriage rules, permit a programmer that is seeking a renewal of a carriage agreement with a MVPD and who brings a complaint under the program carriage rules relating to such renewal to seek a temporary standstill requiring the MVPD to continue carrying the programming network during the pendency of the complaint, and clarify a number of procedural issues.  The new rules have been challenged in federal court.  In addition, the FCC sought formal comment on proposals for additional changes to its program carriage rules, including a proposal to require programmers and MVPDs to enter into "last best offer" style arbitration when they cannot reach agreement over carriage terms, to expand the scope of the discrimination provision to preclude a vertically-integrated MVPD from discriminating on the basis of a programming vendor's affiliation with another MVPD, and a proposal to allow the FCC to require MVPDs that are found to violate the program carriage rules to pay damages to complainants.  On October 12, 2011, Game Show Network ("GSN") filed a program carriage complaint against the Company, alleging that the Company discriminated against it in the terms and conditions of carriage based on GSN's lack of affiliation with the Company.  The Company believes GSN's claims are without merit and is defending itself vigorously.

(14)

Exclusive Access to Multitenant Buildings.  The FCC has prohibited cable operators from entering into or enforcing agreements with owners of multitenant buildings under which the operator is the only MVPD with access to the building.  The FCC is considering whether to extend these prohibitions to exclusive marketing and bulk sales arrangements.

Privacy.  In the course of providing service, we collect certain information about our subscribers and their use of our services.  Our collection and use of personally identifiable information about our subscribers is subject to a variety of Federal and state privacy requirements, including those imposed specifically on cable operators by the Federal Cable Act.  The Communications Act sets limits, subject to certain exceptions, on our disclosure of that information to third parties.  As cable operators provide interactive and other advanced services, additional privacy considerations may arise. Congress, the Federal Trade Commission, and the U.S. Department of Commerce are all considering whether to adopt regulations that would govern the collection, use, and disclosure of subscriber information in connection with the delivery of advertising to consumers that is customized to their interests.  These efforts are currently focused on the privacy implications of online advertising.

Federal Copyright Regulation.  We are required to pay copyright royalty fees to receive a statutory compulsory license to carry broadcast television signals.  The U.S. Copyright Office has increased our royalty fees from time to time and has, at times, recommended to Congress changes in or elimination of the statutory compulsory licenses for cable television carriage of broadcast signals.  Such changes, if made, could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming.

Access for Persons with Disabilities.  The 21st Century Communications and Video Accessibility Act (the "Accessibility Act") gives the FCC the authority to adopt rules aimed at ensuring that persons with disabilities can more fully access the programming we carry.  Pursuant to the Accessibility Act, in August 2011, the FCC reimposed video description requirements on some networks we carry and required cable operators to pass through such video description to subscribers.

Other Regulation.  We are subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network, sports and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts.  The FCC also imposes various technical standards on our operations, including barring cable operators from encrypting service carried on the basic tier, but it is considering amending the ban on encryption to permit encryption in cable systems that have gone all-digital (i.e., those that have eliminated analog service).

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

(15)

Access Obligations and "Net Neutrality."  In December 2010, the FCC adopted a net neutrality framework applicable to broadband Internet access service that prohibits wireline broadband providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management as defined by the rules; bars such providers from unreasonably discriminating in transmitting lawful network traffic over a consumer's broadband Internet access service; and requires them to disclose information about their broadband Internet access service and their network management practices.  These rules went into effect in November 2011.  The rules have been challenged in federal court.  Some parties have advocated that the FCC also require broadband providers to make transmission capacity available to third parties on a resale basis, but the FCC thus far has declined to do so.

Access For Persons With Disabilities.  The Accessibility Act expanded requirements for broadband Internet access services by ensuring that persons with disabilities have access to "advanced communications services" ("ACS"), such as electronic messaging and interoperable video conferencing, and extended closed captioning requirements to IP-enabled video services.  Pursuant to the Accessibility Act, in October 2011, the FCC adopted regulations governing advanced communications services, and in January 2012, the FCC adopted rules requiring that video programming delivered via Internet Protocol include closed captioning and requiring cable operators distributing such programming to end users to pass through such captions and identify programming that should be captioned under the Accessibility Act.

Other Regulation.  Currently, the Federal Cable Act's limitations on our collection and disclosure of cable subscribers' personally identifiable information also apply with respect to broadband Internet access service provided by cable operators.  Broadband Internet access service is also subject to other federal and state privacy laws applicable to electronic communications.  Additionally, providers of broadband Internet access services must comply with the Communications Assistance for Law Enforcement Act ("CALEA"), which requires providers to make their services and facilities accessible for law enforcement intercept requests.  Various other federal and state laws apply to providers of services that are accessible through broadband Internet access service, including copyright laws, prohibitions on obscenity, and a ban on unsolicited commercial e-mail.  Online content provided by Cablevision is also subject to these laws.

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

Universal Service.  Interconnected VoIP services must contribute to the federal fund used to subsidize voice services provided to low income households and rural areas and other communications services provided to schools, libraries, and rural health care providers (the "universal service fund").  The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end user interstate services.  We allocate our end user revenues and remit payments to the universal service fund in accordance with the FCC order.  The FCC has ruled that that states may impose state universal service fees on certain types of VoIP providers, which may include cable VoIP providers.  In October 2011, the FCC adopted an order that fundamentally revised its federal universal service fund programs to target support to broadband networks and services, as well as voice services provided over broadband.

(16)

Local Number Portability.  The FCC requires interconnected VoIP service providers and their "numbering partners" to ensure that their customers have the ability to port their telephone numbers when changing providers to or from the interconnected VoIP service.  The FCC also has clarified that local exchange carriers and commercial mobile radio service providers have an obligation to port numbers to interconnected VoIP service providers upon a valid port request.  Interconnected VoIP service providers are also required to contribute to federal funds to meet the shared costs of local number portability ("LNP") and the costs of North American Numbering Plan Administration.

The FCC is reviewing the implementation of LNP for interconnected VoIP services, including whether all current numbering requirements should be extended to interconnected VoIP services.  The FCC has also adopted new rules requiring providers to port telephone numbers for residential customers within 24 hours.

Intercarrier Compensation.  In October 2011, the FCC revised the current regime governing payments among providers of voice services for the exchange of calls between and among different networks ("intercarrier compensation") to include interconnected VoIP.  The FCC clarified that prospectively, VoIP traffic exchanged with another carrier in time division multiplexing ("TDM") format must be compensated at the interstate rate for toll traffic and at otherwise applicable intercarrier compensation rates for other traffic.  Intercarrier compensation for all traffic, including VoIP traffic exchanged in TDM format, will be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most traffic exchanged.

Other Regulation.  Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; and comply with disabilities access requirements and service discontinuance obligations.  Interconnected VoIP service providers are also required to be compliant with CALEA standards.

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

(17)

Interconnection and Intercarrier Compensation. The 1996 Telecommunications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers.  Under the FCC's intercarrier compensation rules, Optimum Lightpath and the Bresnan CLECs are entitled, in some cases, to compensation from carriers when they terminate their originating calls on their networks and in other cases are required to compensate another carrier for utilizing that carrier's network to terminate traffic.  The FCC has adopted limits on the amounts of compensation that may be charged for certain types of traffic.  As noted above, the FCC has revised its intercarrier compensation rules to phase intercarrier compensation rates down over several years to eventually establish a "bill-and-keep" intercarrier compensation regime, where most traffic is exchanged between carriers without compensation.

Universal Service.  Optimum Lightpath and the Bresnan CLECs are required to contribute to federal and state universal service funds.  Currently, the FCC assesses them for payments and other subsidies on the basis of a percentage of interstate revenue they receive from certain customers.  The FCC limits the amount carriers may place on universal service line items on their customer bills.  Optimum Lightpath is required to contribute to the New York Targeted Accessibility Fund ("TAF"), which includes state support for universal service.  State universal service funds have not been established in other states in which Optimum Lightpath operates.  The Bresnan CLECs are required to contribute to state universal service funds in Colorado, Utah and Wyoming.  No state universal service fund has been established in Montana.  As noted above, the FCC has made fundamental changes to its federal universal service fund programs, reorienting universal service support programs to the provision of broadband services through a new Connect America Fund ("CAF").

Other Regulation.  Optimum Lightpath and the Bresnan CLECs are also subject to other FCC requirements in connection with the interstate long distance services they provide, including protecting customer proprietary network information from unauthorized disclosure to third parties; meeting certain notice requirements in the event of service termination; compliance with disabilities access requirements; compliance with CALEA standards; and the payment of fees to fund local number portability administration and the North American Numbering Plan.  Their communications with their customers are also subject to FCC, Federal Trade Commission, and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages.

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

Programming and Entertainment

Cable television programming networks, such as the News 12 Networks and MSG Varsity, are regulated by the FCC in certain respects. These regulations include requirements that certain of the Company's networks must provide closed-captioning of programming for the hearing impaired.

(18)

Wireless Licenses

Through subsidiaries, the Company holds interests in two sets of wireless licenses.  First, an indirect subsidiary of the Company owns a 90% interest in MVDDS licenses in 45 metropolitan areas including New York, Miami, Los Angeles, and Cleveland.  These licenses, which permit the use of one-way video and data services, expire in September 2014.  We are required to demonstrate that we are providing "substantial service" in order to renew the licenses.  We are currently using these licenses to provide service to several hundred customers in Florida.  The FCC's rules prohibit us from holding more than a 20% interest in the MVDDS license in the New York market because of common ownership with our cable systems there, but we have obtained a waiver of this restriction through the end of the license term.  Second, a wholly-owned subsidiary of Bresnan Cable holds three licenses that permit us to provide wireless broadband services in parts of Montana and Wyoming.  In order to fully retain the licenses, we are required to meet specified coverage requirements by June 2013 and at the end of the license term in June 2019.  We are not currently using these licenses to provide commercial service.

Employees and Labor Relations

As of December 31, 2011, we had 15,451 full-time, 1,593 part-time and 771 temporary employees of which 580, 583 and 44, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.

On January 26, 2012, a majority of the Company's technician workforce in Brooklyn, New York voted to be represented by the Communication Workers of America.  The total unit of employees is comprised of 282 full time workers.  We expect to engage in negotiations over a collective bargaining agreement.

Available Information and Website

We make available free of charge, through our investor relations section at our website, http://www.cablevision.com/investor/index.jsp, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K reports and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission ("SEC").

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

The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital, our ability to refinance our scheduled debt maturities and our ability to meet our other obligations as they come due.  The economic downturn has adversely affected our business and may continue to do so.

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

(19)

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

A continuation or worsening of the economic downturn may impact our ability to comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness and may impact our ability to pay our indebtedness as it comes due.  If we do not repay our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness, we would be in default under those agreements, and the debt incurred under those agreements could then be declared immediately due and payable.  In addition, any default under our indentures, credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.  If the indebtedness under our indentures, credit facilities and our other debt instruments were accelerated, we would not have sufficient assets to repay amounts due thereunder.  To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or reduce or eliminate dividend payments and stock repurchases or other discretionary uses of cash.  However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due.  In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers, which would adversely affect our future operating results, cash flows and financial position.

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

We have incurred substantial amounts of indebtedness to finance operations, to upgrade our cable plant and acquire other cable television systems, programming networks, sources of programming and other businesses.  We also have incurred substantial indebtedness in order to offer our new or upgraded services to our current and potential customers and to pursue activities outside our core businesses such as our acquisitions of an electronics retailer, Clearview Cinemas, Newsday and our development of Rainbow DBS. In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  In December 2010, we incurred approximately $1.4 billion of indebtedness to finance our acquisition of Bresnan Cable.  We may continue to incur substantial amounts of debt in the future.  At December 31, 2011, our total indebtedness aggregated approximately $11.2 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not.

(20)

We have in past periods incurred substantial losses from continuing operations, we have a significant stockholders' deficiency, and we may in the future incur net losses which could be substantial, which may reduce our ability to raise needed capital.

We have in the past reported losses from continuing operations and we may in the future incur significant operating losses.  Significant operating losses may limit our ability to raise needed financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on our indebtedness.

A lowering or withdrawal of the ratings assigned to our debt securities by ratings agencies may further increase our future borrowing costs and reduce our access to capital.

The debt ratings for our debt securities are below the "investment grade" category, which results in higher borrowing costs as well as a reduced pool of potential purchasers of our debt as some investors will not purchase debt securities that are not rated in an investment grade rating category.  In addition, there can be no assurance that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency, if in that rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant.  A lowering or withdrawal of a rating may further increase our future borrowing costs and reduce our access to capital.

Our ability to meet our obligations under our indebtedness may be restricted by limitations on our subsidiaries' ability to send us funds.

Cablevision's sole subsidiary is CSC Holdings.  CSC Holdings' principal subsidiaries include various entities that own cable television systems and other businesses.  Cablevision's ability to pay interest on and repay principal of its outstanding indebtedness is dependent upon the operations of CSC Holdings and its subsidiaries and the distributions or other payments of the cash they generate to Cablevision in the form of distributions, loans or advances.  Similarly, CSC Holdings' ability to pay interest and principal on its indebtedness is dependent in part on distributions from its subsidiaries.  The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company's indebtedness or to make any funds available to the Company to do so.  Bresnan Cable is a party to a credit agreement and indenture that contain various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, Newsday LLC is a party to a credit agreement that contains various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, our subsidiaries' creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

(21)

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

Our business is very capital intensive.  Operating and maintaining our cable television plant requires significant amounts of cash payments to third parties.  Capital expenditures for our businesses were $814.8 million, $823.2 million and $737.5 million, in 2011, 2010 and 2009, respectively, and primarily include payments for customer premises equipment, such as new digital video cable boxes and modems, as well as infrastructure and capital expenditures related to our cable and Optimum Lightpath telecommunications networks, in addition to the capital requirements of our other businesses.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.  We currently anticipate a significant increase in our level of capital expenditures to enhance our service offerings.  We have substantial future capital commitments in the form of long-term contracts that require substantial payments over a long period of time.  We will not be able to generate sufficient cash internally to fund anticipated capital expenditures, meet these obligations and repay our indebtedness at maturity.  Accordingly, we will have to do one or more of the following:

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

(22)

Our financial performance may be harmed by the significant and credible risks of competition in our Telecommunications Services segment.

Competition could adversely affect our business and financial results and our ability to service our debt.  This risk is heightened by the rapid technological change inherent in our business and the need to acquire, develop and adopt new technology to differentiate our products and services from our competitors.  We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services.  In addition, changes in the regulatory and legislative environments may result in changes to the competitive landscape.

In our New York metropolitan service area, we face intense competition from two incumbent telephone companies, Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services, and compete across all of our telecommunications products.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area (while difficult to assess, our estimates indicate that Verizon passes more than 45% of the households, based on currently available information).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  Each of these companies has significantly greater financial resources than we do.  The attractive demographics of our New York metropolitan service territory make this region a desirable location for investment in video distribution technologies by these companies.  Verizon has made and may continue to make promotional offers to customers in our New York metropolitan service area at prices lower than ours.  This intense competition affects our ability to add or retain customers and creates pressure upon our pricing of telecommunications services and our ability to expand services purchased by our customers.  Verizon and AT&T have their own wireless phone facilities, and may expand their product offerings to include wireless phone services.  Because we do not have wireless phone facilities, our inability to provide a competitive product offering could adversely affect our competitive position.  We also compete in our service areas with the two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  Another source of competition for cable television systems is the delivery of video content over the Internet directly to subscribers.  In addition, consumers are able to watch such Internet-delivered content on Internet-ready television sets and mobile devices.  Some of these services charge a nominal or no fee for access to their content.  The availability of these services could adversely affect customer demand for our video services, including premium and on-demand services.  Cable television systems also face competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, SMATV systems, which generally serve large multiple dwelling units under an agreement with the landlord and service providers that utilize the public rights-of-way and operate an OVS system.  RCN is authorized to operate OVS systems that compete with us in New York City.  The FCC also has made radio spectrum available for the provision of multichannel video service.

Our high-speed data offering to consumers faces intense competition from other providers of high-speed Internet access including services offered by local telephone providers such as Verizon, AT&T in our New York metropolitan service area and CenturyLink in our Optimum West service area.  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.  Cellular phone providers are also increasing the speeds of their Internet access offerings, and the FCC has made other radio spectrum available for wireless high-speed Internet access.

Our voice service offerings to consumers face intense competition from other providers of voice services, including carriers such as Verizon, AT&T and CenturyLink and other competitive providers of voice services, as well as VoIP providers like Vonage.

(23)

Optimum Lightpath also competes with Verizon, AT&T and other competitive local exchange carriers and long distance companies.  We also operate CLECs in each state within the Optimum West service area (the "Bresnan CLECs"), which compete against ILECs and Century Link.  ILECs have significant advantages over Optimum Lightpath and the Bresnan CLECs, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers. To the extent these competitors decide to reduce their prices, future success of our Optimum Lightpath business and our Bresnan CLECs may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

We face significant risks as a result of rapid changes in technology and consumer expectations and behavior

The Telecommunications services industry has undergone significant technological development over time and these changes continue to affect our business.  Such changes have had, and will continue to have, a profound impact on consumer expectations and behavior.  Our video business faces technological change risks as a result of the continuing development of new and changing methods for delivery of programming content such as Internet based delivery of movies, shows and other content which can be viewed on televisions, wireless devices and other developing mobile devices.  A proliferation of delivery systems for video content can adversely affect our ability to attract and retain subscribers and the demand for our services and it can also decrease advertising demand on our delivery systems.  Our high-speed data business faces technological challenges from rapidly evolving wireless Internet solutions.  Our voice offerings face technological developments in the proliferation of voice delivery systems including those based on Internet and wireless delivery.  If we do not develop or acquire and successfully implement new technologies, we will limit our ability to compete effectively for subscribers, content and advertising.  In addition, we may be required to make material capital and other investments to anticipate and to keep up with technological change.  These challenges could adversely affect our business.

Our Newsday business has suffered operating losses historically and such losses are expected to continue in the future.

Newsday suffered operating losses of $31.7 million for the year ended December 31, 2011 and $12.6 million for each of the years ended December 31, 2010 and 2009, which included impairments of indefinite-lived intangible assets, and certain long-lived intangible assets of $11.0 million, $7.8 million, and $2.0 million in 2011, 2010 and 2009, respectively.  Operating losses are expected to continue in the future.  In connection with the formation of a company through which we have an approximate 97.2% interest in Newsday, its subsidiary, Newsday LLC incurred $650.0 million of indebtedness under a senior secured loan facility and $630.0 million of the proceeds of these borrowings were paid to Newsday's former owner, Tribune Company.  These borrowings are guaranteed by CSC Holdings.  In addition, at December 31, 2011, Newsday Holdings LLC held $753.7 million aggregate principal amount of senior notes issued by Cablevision.  Newsday LLC has agreed that it will hold Cablevision or CSC Holdings senior notes or cash balances in excess of the amount of borrowings outstanding under its senior secured credit facility until it matures.

Demand for advertising, increased competition and declines in circulation affect Newsday.

A majority of the revenues of our Newsday business are from advertising.  Expenditures by advertisers generally reflect economic conditions and declines in national and local economic conditions affect demand for advertising and the levels of advertising revenue for Newsday.

(24)

Newsday operates in a highly competitive market which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources.  The most direct source of competition is other newspapers that reach a similar audience in the same geographic area.  Newsday also faces competition from magazines, shopping guides, yellow pages, websites, mobile-device platforms, broadcast and cable television, radio and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.

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

At December 31, 2011, we reported approximately $7.1 billion of consolidated total assets, of which $2.0 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems and goodwill.  While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.

Programming costs of our cable television systems are increasing and we may not have the ability to pass these increases on to our subscribers.  Disputes with programmers can adversely affect our relationship with subscribers and lead to subscriber losses.

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

We attempt to control our programming costs and, therefore, the cost of our video services to our customers by negotiating favorable terms for the renewal of our affiliation agreements with programmers.  On certain occasions in the past, such negotiations have led to disputes with programmers that have resulted in temporary periods where we were not carrying a particular programming service or services.  Such disputes may inconvenience some of our subscribers and can lead to customer dissatisfaction and, in certain cases, the loss of customers.

Our business is subject to extensive government regulation and changes in current or future laws or regulations could restrict our ability to operate our business as we currently do.

Our cable television and other telecommunications businesses are heavily regulated and operate pursuant to detailed statutory and regulatory requirements at the federal, state and local level.  See "Item 1.  Business - Regulation".  In certain of our service areas, state or local franchising authorities extensively regulate the basic rates we may charge our customers for certain of our video services in accordance with FCC rules.  The FCC and state and local governments also regulate us in other ways that affect the daily conduct of our video delivery and video programming businesses, our voice business and our high-speed Internet access business.  In addition, our businesses are dependent upon governmental authorizations to carry on their operations. See discussion under "Item 1.  Business -Regulation".

(25)

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

Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, with the latter in some states also subject to approval of state regulatory authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non renewal or termination under some circumstances.  In some cases in New York and New Jersey, franchise agreements have not been renewed by the expiration date, and we operate under temporary authority routinely granted from the state while negotiating renewal terms with the franchise authorities.  As of December 31, 2011, our ten largest franchise areas comprised approximately 44% of our total video customers and of those, two franchises, Newark and Yonkers, comprising approximately 110,000 video customers, are expired.  We are currently operating in these franchise areas under temporary authority.  On December 15, 2011, the City of Yonkers and the Company executed a 10-year renewal agreement, which will become effective when approved by the New York State Public Service Commission; such approval is expected in the first half of 2012. In Montana, Wyoming, Colorado and Utah, franchises must be renewed prior to their expiration date, subject to the protections of federal law.  Neither the Company nor its predecessor in those states, Bresnan Communications, has ever lost a franchise.

A portion of our workforce is represented by labor unions.  Collective bargaining agreements can increase our expenses.  Labor disruptions could adversely affect our operations.

As of December 31, 2011, approximately 580 of our full-time employees were covered by collective bargaining agreements.  On January 26, 2012, a majority of the Company's technician workforce in Brooklyn, New York voted to be represented by the Communication Workers of America.  The total unit of employees is comprised of 282 full time workers.  These employees are not yet covered by a collective bargaining agreement.  Collective bargaining agreements with the Communication Workers of America covering this group of employees or agreements with other unionized employees may increase our expenses.  In addition, any disruptions to our operations due to labor related problems could have an adverse effect on our business.  We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

We rely on network and information systems for our operations, and a disruption or failure of those  systems may disrupt our operations.

We have in place layered and multi-threaded security systems designed to protect against intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems.  A problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, "cyber attacks" and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events.  Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment and data.  In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential customer data or intellectual property.  Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities.  Moreover, these events may create negative publicity resulting in reputation or brand damage with customers.

(26)

We have expended, and expect to continue to spend in the future, significant amounts to protect our network and information systems; however, there can be no assurance that these efforts will prevent any of the problems identified above.

The MSG Distribution and the AMC Network Distribution could result in significant tax liability.

We have received private letter rulings from the IRS to the effect that, among other things, the MSG Distribution and the AMC Networks Distribution and certain related transactions, will qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the "Code").

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

If the MSG Distribution or the AMC Networks Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the Madison Square Garden common stock or AMC Networks common stock, as the case may be, in a taxable sale for its fair value.  Cablevision stockholders would be subject to tax as if they had received a distribution equal to the fair value of Madison Square Garden common stock or AMC Networks common stock, as the case may be, that was distributed to them, which generally would be treated as a taxable dividend.  It is expected that the amount of any such taxes to Cablevision's stockholders and us would be substantial.

The tax rules applicable to the AMC Networks Distribution may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the AMC Networks Distribution, as applicable.

To preserve the tax-free treatment of the AMC Networks Distribution to AMC Network's and Cablevision's stockholders, under a tax disaffiliation agreement between Cablevision and AMC Networks, for the two-year period following the AMC Networks Distribution, we will be subject to restrictions with respect to our activities, including restrictions relating to certain issuances or repurchases of Cablevision's common stock, asset sales, mergers and liquidations.

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

We may not enjoy all of the benefits of scale that we achieved prior to the MSG Distribution and the AMC Networks Distribution.

Prior to the MSG Distribution and the AMC Networks Distribution, we shared benefits of scope and scale in costs and expenses resulting from various factors including financial reporting, costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002), tax administration, legal and human resources related functions.  While we entered into agreements with Madison Square Garden and AMC Networks that govern a number of our commercial and other relationships after the MSG Distribution and AMC Networks Distribution, those arrangements do not fully capture the benefits we enjoyed as a result of common ownership prior thereto.  In addition, in connection with the AMC Networks Distribution, we terminated an agreement pursuant to which we received a management fee that was based upon revenues of the AMC and WE tv networks.  This fee, which amounted to approximately $14.0 million for the six months ended June 30, 2011, was previously included in the operating income of our Telecommunications Services segment and has been reclassified to discontinued operations.  As a result of the MSG Distribution and the AMC Networks Distribution, we now carry a relatively larger share of our administrative and other overhead expenses.  The loss of these benefits as a consequence of the MSG Distribution and AMC Networks Distribution could have an adverse effect on our results of operations and financial condition.

(27)

In connection with the MSG Distribution and AMC Networks Distribution, we will rely on Madison Square Garden's and AMC Networks' performance under various agreements

In connection with the MSG Distribution and the AMC Networks Distribution, we entered into various agreements with Madison Square Garden and AMC Networks, respectively, including a distribution agreement, a tax disaffiliation agreement, a transition services agreement, an employee matters agreement and certain related party arrangements.  These agreements govern our relationship with those entities subsequent to the distributions and provide for the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to the distributions.  These agreements also include arrangements with respect to transition services and a number of on-going commercial relationships.  The distribution agreements include agreements that we and those entities agree to provide each other with indemnities with respect to liabilities arising out of the businesses we transferred to those entities.  We are also party to other arrangements with Madison Square Garden and AMC Networks, such as affiliation agreements covering the MSG networks and Fuse, AMC, WE tv, IFC and Sundance Channel.  We and these entities will rely on the other to perform its obligations under these agreements.  If Madison Square Garden or AMC Networks were to breach or to be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.

We share certain key executives and directors with Madison Square Garden and AMC Networks, which means those executives will not devote their full time and attention to our affairs.

As a result of the AMC Networks Distribution, our Chairman, Charles F. Dolan, serves as Executive Chairman of AMC Networks.  As a result of the MSG Distribution, our President and Chief Executive Officer, James L. Dolan, also serves as the Executive Chairman of Madison Square Garden and our Vice Chairman, Hank J. Ratner, serves as President and Chief Executive Officer of Madison Square Garden.  This arrangement is similar to the historical situation whereby Messrs. Dolan and Ratner have served as senior officers of Madison Square Garden and Charles F. Dolan provided senior leadership to our Rainbow segment.  As a result, since the MSG Distribution and AMC Networks Distribution, three senior officers of the Company are not devoting their full time and attention to the Company's affairs.  In addition, eight members of our Board of Directors are also directors of Madison Square Garden and eight members of our Board of Directors are also directors of AMC Networks.

Our overlapping directors and executive officers may result in the diversion of corporate opportunities and other potential conflicts.

Our Board of Directors has adopted a policy that acknowledges that directors and officers of the Company may also be serving as directors, officers, employees or agents of Madison Square Garden or AMC Networks and their respective subsidiaries and that the Company may engage in material business transactions with such entities.  The Company renounced its rights to certain business opportunities and the new policy provides that no director or officer of the Company who is also serving as a director, officer, employee or agent of Madison Square Garden or AMC Networks and their respective subsidiaries will be liable to the Company or its stockholders for breach of any fiduciary duty that would otherwise exist by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in the policy) to Madison Square Garden or AMC Networks or any of their respective subsidiaries instead of the Company, or does not refer or communicate information regarding such corporate opportunities to the Company.  The policy expressly validates certain contracts, agreements, assignments and transactions (and amendments, modifications or terminations thereof) between the Company and Madison Square Garden or AMC Networks and/or any of their respective subsidiaries and, to the fullest extent permitted by law, provides that the actions of the overlapping directors or officers in connection therewith are not breaches of fiduciary duties owed to the Company, any of its subsidiaries or their respective stockholders.

(28)

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

As of February 14, 2012, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively beneficially owned all of Cablevision's Class B common stock, less than 2% of Cablevision's outstanding Class A common stock and approximately 72% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, beneficially owned approximately 59% of Cablevision's outstanding Class B common stock, less than 1% of Cablevision's outstanding Class A common stock and approximately 42% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a voting agreement that has the effect of causing the voting power of the Class B stockholders to be cast as a block with respect to the election of the directors elected by the Class B stockholders and any change of control transaction.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  In the past, the Dolan family has made proposals to take Cablevision private, including a 2007 transaction that was submitted to a vote of Cablevision's stockholders but that did not receive shareholder approval.  In each such case, the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.

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

(29)

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own our headquarters building located in Bethpage, New York with approximately 558,000 square feet of space, and certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 653,500 square feet of space.

We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios and microwave receiving antennae are located, aggregating approximately 1,934,000 square feet of space primarily in New York, New Jersey and Connecticut.  We also own approximately 171,000 square feet and lease approximately 208,000 square feet of certain other real estate where certain of our offices, earth stations, headend equipment and microwave receiving antennae are located throughout our Optimum West service area.

We lease several business offices in Woodbury, New York with an aggregate of approximately 120,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space.  Of those amounts, we currently sublease approximately 288,000 square feet of space to third party tenants and approximately 33,000 square feet of space is currently vacant.  We also lease an office in Purchase, New York with approximately 31,000 square feet of space.  In addition, Newsday leases properties aggregating approximately 757,000 square feet of space which includes approximately 527,000 square feet relating to its administrative and printing facility in Melville, New York.

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

Clearview Cinemas leases 38 theatres (22 in New Jersey, 14 in New York and two in Pennsylvania) with approximately 33,000 seats and owns an additional nine theatres (five in New York and four in New Jersey) with approximately 5,700 seats.

We believe our properties are adequate for our use.

Item 3.	Legal Proceedings

Refer to Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

(30)

PART II

Item 5.	Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

CNYG Class A common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CVC."

Price Range of Cablevision NY Group Class A Common Stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the CNYG Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2011:
First Quarter(1)	$38.08	$33.26
Second Quarter(1)	36.86	32.80
Third Quarter	27.60	15.40
Fourth Quarter	18.25	11.57

	High	Low
Year Ended December 31, 2010:
January 1 through February 9, 2010(2)	$27.73	$24.73
February 10, 2010 through March 31, 2010	24.74	21.53
Second Quarter	27.79	21.67
Third Quarter	28.04	23.53
Fourth Quarter	36.10	25.87
______________
(1)	Share prices through June 30, 2011 do not reflect the impact of the AMC Networks Distribution.
(2)	Share prices through February 9, 2010 do not reflect the impact of the MSG Distribution.

As of February 23, 2012, there were 1,098 holders of record of CNYG Class A common stock.

There is no public trading market for the CNYG Class B common stock, par value $.01 per share.  As of February 23, 2012, there were 26 holders of record of CNYG Class B common stock.

All membership interests in CSC Holdings are held by Cablevision.

Stockholder Dividends and Distributions

Cablevision

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks, a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment.  The AMC Networks Distribution took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of CNYG Class A Common Stock held of record on June 16, 2011 and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on June 16, 2011.

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment.  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock held of record on January 25, 2010 and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on January 25, 2010.

(31)

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

October 27, 2011	$0.15	November 11, 2011	December 2, 2011
August 5, 2011	$0.15	August 19, 2011	September 9, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011
February 15, 2011	$0.125	February 28, 2011	March 21, 2011

November 3, 2010	$0.125	November 15, 2010	December 6, 2010
August 4, 2010	$0.125	August 16, 2010	September 7, 2010
May 5, 2010	$0.125	May 17, 2010	June 7, 2010
February 24, 2010	$0.10	March 8, 2010	March 29, 2010

The dividend payments on all outstanding shares of Cablevision common stock and certain common stock equivalents aggregated approximately $162.0 million and $140.7 million in 2011 and 2010, respectively.  In addition, as of December 31, 2011, up to approximately $8.6 million will be paid when, and if, restrictions lapse on restricted shares outstanding.

Cablevision may pay dividends on its capital stock only from net profits and surplus as determined under Delaware law.  If dividends are paid on the CNYG common stock, holders of the CNYG Class A common stock and CNYG Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to CNYG Class A common stock may be paid only with shares of CNYG Class A common stock and stock dividends with respect to CNYG Class B common stock may be paid only with shares of CNYG Class B common stock.

Cablevision's and CSC Holdings' indentures governing debt and CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.

CSC Holdings

During the years ended December 31, 2011 and 2010, CSC Holdings made cash equity distributions to Cablevision, its sole member, aggregating approximately $929.9 million and $556.3 million, respectively.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest payments on its senior notes;

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and

•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

Additionally on June 30, 2011, CSC Holdings distributed to Cablevision all of the outstanding common stock of AMC Networks and on February 9, 2010, CSC Holdings distributed to Cablevision all of the outstanding common stock of Madison Square Garden.

CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.

(32)

Cablevision's and CSC Holdings' senior notes and debentures restrict the amount of dividends and distributions in respect of any shares of capital stock that can be made.

Recent Sales and Use of Proceeds

The table below sets forth information regarding purchases made by the Company of its CNYG Class A Common Stock during the quarter ended December 31, 2011:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(3)

November 1-30, 2011	2,200,000	14.64	29,261,000	$179,143,510
December 1-31, 2011	2,425,000	14.52	31,686,000	$143,922,047
Total	4,625,000	14.58
______________
(1)
On June 14, 2010, Cablevision's Board of Directors authorized the repurchase of up to $500 million of CNYG Class A common stock.  On February 15, 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500 million of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  The program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.

(2)	This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.
(3)	Includes brokerage commissions paid by Cablevision.

The table above does not include any shares received in connection with participant forfeitures of awards pursuant to the Company's employee stock plan.

In addition to the information provided in the table above, for the three months ended December 31, 2011, approximately 370,100 restricted shares of CNYG Class A common stock issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, approximately 178,700 of these shares, with an aggregate value of $2.6 million, were surrendered to Cablevision.  These acquired shares have been classified as treasury stock.

(33)

CNYG Stock Performance Graph

The chart below compares the performance of the Company's CNYG Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in CNYG Class A common stock prices from December 31, 2006 through December 31, 2011.  As required by the SEC, the values shown assume the reinvestment of all dividends and also reflect the effect of the AMC Distribution and MSG Distribution.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that engage in cable television operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company.  The common stocks of the following companies have been included in the Peer Group Index for 2011:  Comcast Corporation, Mediacom Communications Corporation (until March 4, 2011 when Mediacom stock ceased trading), Time Warner Cable Inc. (from January 5, 2007, when Time Warner Cable stock began trading), and Charter Communications (from December 2, 2009, when Charter emerged from bankruptcy).  The chart assumes $100 was invested on December 31, 2006 in each of the Company's CNYG Class A common stock, the S&P 500 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

	Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011
CNYG CLASS A	100	86	60	94	152	90
S&P 500 INDEX	100	105	66	84	97	99
PEER GROUP	100	65	62	74	112	117

(34)

Item 6.	Selected Financial Data

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision and CSC Holdings.  The selected financial data presented below should be read in conjunction with the audited consolidated financial statements of Cablevision and CSC Holdings and the notes thereto included in Item 8 of this Report.

Operating Data:
	Cablevision Systems Corporation
	Years Ended December 31,
	2011	2010(1)	2009	2008	2007
	(Dollars in thousands)

Revenues, net	$6,700,848	$6,177,575	$5,900,074	$5,480,799	$4,863,199
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,968,540	2,663,748	2,532,844	2,391,392	2,109,275
Selling, general and administrative	1,482,344	1,440,731	1,389,525	1,253,863	1,139,715
Restructuring expense (credits)	6,311	(58)	5,583	3,049	1,692
Depreciation and amortization (including impairments)	1,014,974	887,092	916,408	1,333,101	974,146
Operating income	1,228,679	1,186,062	1,055,714	499,394	638,371
Other income (expense):
Interest expense, net	(745,706)	(710,751)	(669,814)	(687,725)	(798,457)
Equity in net income of affiliates	-	-	-	-	4,467
Gain on sale of affiliate interests	683	2,051	-	-	183,286
Gain (loss) on investments, net	37,384	109,813	(977)	(33,176)	(211,535)
Gain (loss) on equity derivative contracts, net	1,454	(72,044)	631	51,772	190,529
Loss on interest rate swap contracts, net	(7,973)	(85,013)	(75,631)	(202,840)	(76,568)
Loss on extinguishment of debt and write-off of deferred financing costs	(92,692)	(110,049)	(73,457)	-	-
Miscellaneous, net	1,265	1,447	543	885	(504)

Income (loss) from continuing operations before income taxes	423,094	321,516	237,009	(371,690)	(70,411)
Income tax benefit (expense)	(184,436)	(113,767)	(113,177)	113,918	(5,686)
Income (loss) from continuing operations	238,658	207,749	123,832	(257,772)	(76,097)
Income from discontinued operations, net of income taxes	53,623	153,848	161,467	21,600	294,372
Income (loss) before cumulative effect of a change in accounting principle	292,281	361,597	285,299	(236,172)	218,275
Cumulative effect of a change in accounting principle, net of income taxes	-	-	-	-	(443)
Net income (loss)	292,281	361,597	285,299	(236,172)	217,832
Net loss (income) attributable to noncontrolling interests	(424)	(649)	273	8,108	321
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$291,857	$360,948	$285,572	$(228,064)	$218,153
______________
(1)	Amounts include the operating results of Bresnan Cable from the date of acquisition on December 14, 2010.

(35)

	Cablevision Systems Corporation
	Years Ended December 31,
	2011	2010(1)	2009	2008	2007
	(Dollars in thousands, except per subscriber, per unit and per share data)
INCOME (LOSS) PER SHARE:

Basic net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$0.86	$0.71	$0.43	$(0.86)	$(0.26)

Income (loss) from discontinued operations	$0.19	$0.52	$0.55	$0.07	$1.02

Cumulative effect of a change in accounting principle	$-	$-	$-	$-	$-

Net income (loss)	$1.06	$1.23	$0.98	$(0.79)	$0.76

Basic weighted average common shares (in thousands)	276,369	293,165	291,759	290,286	288,271

Diluted net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$0.84	$0.69	$0.42	$(0.86)	$(0.26)

Income (loss) from discontinued operations	$0.19	$0.51	$0.54	$0.07	$1.02

Cumulative effect of a change in accounting principle	$-	$-	$-	$-	$-

Net income (loss)	$1.02	$1.20	$0.96	$(0.79)	$0.76

Diluted weighted average common shares (in thousands)	284,904	301,880	298,444	290,286	288,271

Cash dividends declared and paid per common share	$0.575	$0.475	$0.40	$0.20	$-

Amounts attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations, net of income taxes	$238,234	$207,100	$124,105	$(249,664)	$(75,776)
Income from discontinued operations, net of income taxes	53,623	153,848	161,467	21,600	294,372
Cumulative effect of a change in accounting principle, net of income taxes	-	-	-	-	(443)
Net income (loss)	$291,857	$360,948	$285,572	$(228,064)	$218,153
______________
(1)	Amounts include the operating results of Bresnan Cable from the date of acquisition on December 14, 2010.

(36)

	CSC Holdings, LLC
	Years Ended December 31,
	2011	2010(1)	2009	2008	2007
	(Dollars in thousands)

Revenues, net	$6,700,848	$6,177,575	$5,900,074	$5,480,799	$4,863,199
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,968,540	2,663,748	2,532,844	2,391,392	2,109,275
Selling, general and administrative	1,482,344	1,440,731	1,389,525	1,253,863	1,139,715
Restructuring expense (credits)	6,311	(58)	5,583	3,049	1,692
Depreciation and amortization (including impairments)	1,014,974	887,092	916,408	1,333,101	974,146
Operating income	1,228,679	1,186,062	1,055,714	499,394	638,371
Other income (expense):
Interest expense, net	(503,124)	(470,338)	(493,672)	(536,287)	(667,464)
Equity in net income of affiliates	-	-	-	-	4,467
Gain on sale of affiliate interests	683	2,051	-	-	183,286
Gain (loss) on investments, net	37,384	109,813	(977)	(33,176)	(211,535)
Gain (loss) on equity derivative contracts, net	1,454	(72,044)	631	51,772	190,529
Loss on interest rate swap contracts, net	(7,973)	(85,013)	(75,631)	(202,840)	(76,568)
Loss on extinguishment of debt and write-off of deferred financing costs	(92,692)	-	(72,870)	-	-
Miscellaneous, net	1,265	1,433	543	881	(504)
Income (loss) from continuing operations before income taxes	665,676	671,964	413,738	(220,256)	60,582
Income tax benefit (expense)	(292,598)	(250,886)	(184,255)	54,273	(61,134)
Income (loss) from continuing operations	373,078	421,078	229,483	(165,983)	(552)
Income from discontinued operations, net of income taxes	53,623	153,848	161,467	21,600	294,372
Income (loss) before cumulative effect of a change in accounting principle	426,701	574,926	390,950	(144,383)	293,820
Cumulative effect of a change in accounting principle, net of income taxes	-	-	-	-	(443)
Net income (loss)	426,701	574,926	390,950	(144,383)	293,377
Net loss (income) attributable to noncontrolling interests	(424)	(649)	273	8,108	321
Net income (loss) attributable to CSC Holdings, LLC's sole member	$426,277	$574,277	$391,223	$(136,275)	$293,698

Amounts attributable to CSC Holdings, LLC's sole member:

Income (loss) from continuing operations, net of income taxes	$372,654	$420,429	$229,756	$(157,875)	$(231)
Income from discontinued operations, net of income taxes	53,623	153,848	161,467	21,600	294,372
Cumulative effect of a change in accounting principle, net of income taxes	-	-	-	-	(443)
Net income (loss)	$426,277	$574,277	$391,223	$(136,275)	$293,698
______________
(1)	Amounts include the operating results of Bresnan Cable from the date of acquisition on December 14, 2010.

(37)

Balance Sheet Data:
	Cablevision Systems Corporation
	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Total assets	$7,143,325	$8,867,092	$9,676,772	$9,971,684	$9,852,407
Credit facility debt	5,184,194	5,756,510	4,718,750	4,953,750	4,388,750
Collateralized indebtedness	455,938	352,606	375,832	448,738	444,189
Senior notes and debentures	5,446,660	5,568,193	5,022,600	5,197,278	5,196,403
Notes payable	29,227	-	-	6,230	1,017
Capital lease obligations	42,763	31,237	31,930	33,286	33,201
Total debt	11,158,782	11,708,546	10,149,112	10,639,282	10,063,560
Redeemable noncontrolling interests	13,761	14,698	12,175	12,012	18,712
Stockholders' deficiency	(5,575,855)	(6,296,918)	(5,155,955)	(5,367,991)	(5,117,570)
Noncontrolling interest	1,791	1,485	521	333	571
Total deficiency	(5,574,064)	(6,295,433)	(5,155,434)	(5,367,658)	(5,116,999)

	CSC Holdings, LLC
	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Total assets	$7,601,785	$9,172,292	$9,872,523	$10,225,595	$10,042,028
Credit facility debt	5,184,194	5,756,510	4,718,750	4,953,750	4,388,750
Collateralized indebtedness	455,938	352,606	375,832	448,738	444,189
Senior notes and debentures	3,279,694	3,402,505	3,134,909	3,697,278	3,696,403
Notes payable	29,227	-	-	6,230	1,017
Capital lease obligations	42,763	31,237	31,930	33,286	33,201
Total debt	8,991,816	9,542,858	8,261,421	9,139,282	8,563,560
Redeemable noncontrolling interests	13,761	14,698	12,175	12,012	18,712
Stockholder's deficiency	-	-	-	(3,603,782)	(3,451,037)
Member's deficiency	(3,414,943)	(4,150,245)	(3,090,152)	-	-
Noncontrolling interest	1,791	1,485	521	333	571
Total deficiency	(3,413,152)	(4,148,760)	(3,089,631)	(3,603,449)	(3,450,466)

(38)

Statistical Data (Unaudited):
	Cablevision Systems Corporation and CSC Holdings, LLC
	As of December 31,
	New York Metropolitan Service Area 2011	Optimum West Service Area 2011(1)	Total 2011	New York Metropolitan Service Area 2010	Optimum West Service Area 2010(1)	Total 2010	Total 2009	Total 2008	Total 2007
	(in thousands, except per subscriber amounts)

Total customers(2)	3,255	356	3,611	3,298	350	3,648	3,314	3,325	3,317
Video customers(3)	2,947	303	3,250	3,008	306	3,314	3,063	3,108	3,123
High-speed data customers	2,701	264	2,965	2,653	239	2,892	2,568	2,455	2,282
Voice customers	2,201	156	2,357	2,138	131	2,269	2,052	1,878	1,592

Serviceable passings(4)	4,922	662	5,584	4,882	650	5,532	4,829	4,732	4,679

Penetration:
Total customers to serviceable passings	66.1%	53.7%	64.7%	67.6%	53.8%	65.9%	68.6%	70.3%	70.9%
Video customers to serviceable passings	59.9%	45.7%	58.2%	61.6%	47.1%	59.9%	63.4%	65.7%	66.8%
High-speed data customers to serviceable passings	54.9%	39.9%	53.1%	54.3%	36.8%	52.3%	53.2%	51.9%	48.8%
Voice customers to serviceable passings	44.7%	23.5%	42.2%	43.8%	20.2%	41.0%	42.5%	39.7%	34.0%

Average Monthly Revenue per Video Customer ("RPS")(5)
	$156.09	$134.60	$154.10	$150.68 (6)	N/A	N/A	$144.03 (6)	$134.85 (6)	$125.10 (6)
______________
The above table sets forth certain statistical data regarding our video, high-speed data and VoIP operations, excluding Optimum Lightpath, as of the dates indicated:
N/A	Not meaningful.
(1)	Reflects data related to Bresnan Cable which was acquired by the Company on December 14, 2010.
(2)	Represents number of households/businesses that receive at least one of the Company's services.
(3)
Video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers.  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services.  Free status is not granted to regular customers as a promotion.  We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.  In counting bulk residential customers such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.

(4)
Represents the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our Optimum Lightpath customers.

(5)
RPS is calculated by dividing the average monthly GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath, for the fourth quarter of each year presented by the average number of video customers served by our cable television systems for the same period.  For purposes of this calculation, both revenue and average number of video customers exclude our Optimum Lightpath operations because Optimum Lightpath's third-party revenues are unrelated to our cable television system customers.

(6)	Represents data for the New York metropolitan service area.

(39)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Form 10-K there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward-looking statements.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;
•
competition for subscribers from existing competitors (such as telephone companies and direct broadcast satellite ("DBS") distributors) and new competitors (such as high-speed wireless providers) entering our franchise areas;

•	demand for our video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;
•	the cost of programming and industry conditions;
•	changes in the laws or regulations under which we operate;
•	the outcome of litigation and other proceedings, including the matters described under Item 3. Legal Proceedings;
•	general economic conditions in the areas in which we operate;
•	the state of the market for debt securities and bank loans;
•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;
•	the level of our capital expenditures;
•	the level of our expenses;
•	future acquisitions and dispositions of assets;
•	market demand for new services;
•	demand for advertising inventory;
•	the tax-free treatment of the MSG Distribution and the AMC Networks Distribution (each as defined herein);
•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•	other risks and uncertainties inherent in the cable television, newspaper publishing businesses, and our other businesses;
•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and
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

(40)

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

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of  AMC Networks Inc., a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment.

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

Telecommunications Services

Our Telecommunications Services segment, which accounted for 94% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2011, derives revenues principally through monthly charges to subscribers of our video, high-speed data and VoIP services and commercial data and voice services operations.  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, DVR, video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  We have not implemented a residential rate increase in 2012 and plan to extend the term of certain promotional offers, which will negatively impact revenue growth and our operating income.  In addition, our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to continue to increase primarily as a result of contractual rate increases and additional service offerings.  Additionally, we currently anticipate an increase in our operating expenses as we make additional investments designed to enhance our products and services with a focus on retention and acquisition of subscribers.

(41)

In 2011, in our New York metropolitan service area, we began offering a free Optimum App for the iPad, iPod Touch and iPhone, which allows our cable television customers to experience iO TV digital service on their device in the home.  While most programmers have not objected to the inclusion of their programming in the in-home application, certain programmers have asserted that the application is a material breach of their affiliation agreements and a copyright violation yielding statutory damages.  The Company has reached satisfactory resolutions of the issues with certain of these programmers.   Other programmers continue to have concerns, but the Company believes it has a strong legal position.

Our cable television service, which accounted for 54% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2011, faces competition from video service provided by incumbent telephone companies, DBS service providers and others.  As discussed in greater detail below, we face intense competition in our New York metropolitan service area from two incumbent telephone companies Verizon and AT&T, which offer video programming in addition to their voice and high-speed Internet access services.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, continue to offer promotional packages at prices lower than ours, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.  We currently anticipate a significant increase in our level of capital expenditures to enhance our product and service offerings.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our New York metropolitan service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area (while difficult to assess, our estimates indicate that Verizon passes more than 45% of these households, based on currently available information).  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.

Our high-speed data services business, which accounted for 20% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2011, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T in our New York metropolitan service area and CenturyLink in our Optimum West service area.  Due to our high penetration in our New York metropolitan service area (54.9% of serviceable passings at December 31, 2011) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

Our VoIP offering, which accounted for 13% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2011, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T in the New York metropolitan service area and CenturyLink in our Optimum West service area.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico in the New York metropolitan service area and the U.S. Virgin Islands in the Optimum West service area) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Due to our high penetration in the New York metropolitan service area (44.7% of serviceable passings at December 31, 2011) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

(42)

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2011.

Optimum Lightpath, which operates in our New York metropolitan service area accounted for 4% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2011.  Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from a wired voice medium to a wireless data medium.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Other

Our Other segment, which accounted for 6% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2011, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theatre business, Clearview Cinemas, (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), previously known as Rainbow Advertising Sales Corporation, and (vi) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the year ended December 31, 2011, advertising revenues accounted for 71% and circulation revenues accounted for approximately 28% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday newspaper, and single copy sales of Newsday through local retail outlets.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  For the year ended December 31, 2011, Newsday experienced a decline of $20,750 (9%) in advertising revenues as compared to 2010. Circulation revenue for the year ended December 31, 2011 increased $958 (1%) over the same period in the prior year due primarily to the impact of home delivery price increases.

Newsday and the newspaper industry generally have experienced significant declines in advertising and circulation revenue as circulation and readership levels continue to be adversely affected by competition from new media news formats and less reliance on newspapers by some consumers, particularly younger consumers, as a source of news and classifieds.  A prolonged decline in circulation levels would also have a material adverse effect on the rate and volume of advertising revenues.

Newsday's largest categories of operating expenses relate to the production and distribution of its print products.  These costs are driven by volume (number of newspapers printed and number of pages printed) and the number of pages printed are impacted by the volume of advertising and editorial pages.  The majority of Newsday's other costs, such as editorial content creation, rent and general and administrative expenses do not directly fluctuate with changes in advertising and circulation revenue.

(43)

Clearview Cinemas

Clearview Cinemas derives revenues primarily from box office ticket sales, concession stand sales, and, to a lesser extent, from advertising shown at the start of each performance and from venue rentals. Our ability to attract customers to our theatres is, to a large extent, dependent on our ability to obtain high quality film content at competitive pricing.

News 12 Networks

Our News 12 Networks, which include seven 24-hour local news channels and five traffic and weather services dedicated to covering areas within the New York metropolitan area, derives its revenues from the sale of advertising on its networks and affiliation fees paid by cable operators, principally Cablevision.

MSG Varsity

MSG Varsity is a network dedicated entirely to showcasing high school sports and activities.  It does not receive intercompany affiliation fees from the Telecommunications Services segment and has minimal revenues.

Cablevision Media Sales

Cablevision Media Sales, previously Rainbow Advertising Sales Corporation, is a cable television advertising company that derives its revenues from the sale of local and regional commercial advertising time on cable television networks in the New York metropolitan area, which offers advertisers the opportunity to target geographic and demographic audiences.

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

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company's long-lived and indefinite-lived assets at December 31, 2011 include goodwill of $442,773, other intangible assets of $1,548,994 ($1,296,123 of which are indefinite-lived intangible assets), and $3,269,232 of property, plant and equipment.  Such assets accounted for approximately 74% of the Company's consolidated total assets.  Goodwill and identifiable indefinite-lived intangible assets, which represent primarily the Company's cable television franchises, various trademarks and licenses, are tested annually for impairment during the first quarter ("annual impairment test date") and upon the occurrence of certain events or substantive changes in circumstances.

The Company is required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  For the purpose of evaluating goodwill impairment at the annual impairment test date, the Company had three reporting units containing approximately 98% of the Company's goodwill balance of $442,067.  These reporting units are the Consumer Services (cable television) reporting unit in the Telecommunications Services reportable segment ($401,320), the Optimum Lightpath reporting unit in the Telecommunications Services reportable segment ($21,487), and the Clearview Cinemas reporting unit in the Other reportable segment ($10,348).

(44)

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of December 31, 2011:

Reportable Segment	Unit of Accounting	Identifiable Indefinite-Lived Intangible Assets Balance

Telecommunications Services	Cable Television Franchises	$1,240,228

Other	Newsday Trademarks	45,300

Telecommunications Services and Other	FCC licenses and other indefinite-lived intangibles	10,595
		$1,296,123

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

In assessing the recoverability of the Company's goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables.  For the reporting units in the Telecommunications Services reportable segment, these valuations also include assumptions for average annual revenue per customer, number of serviceable passings, operating margin and market penetration as a percentage of serviceable passings, among other assumptions.  Further, the projected cash flow assumptions consider contractual relationships, customer attrition, eventual development of new technologies and market competition.  For Newsday, these valuations also include assumptions for advertising and circulation revenue trends, operating margin, market participant synergies, and market multiples for comparable companies.  If these estimates or material related assumptions change in the future, we may be required to record additional impairment charges related to our long-lived assets.

Based on the Company's annual impairment test during the first quarter of 2011, the Company's reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  In order to evaluate the sensitivity of the estimated fair value calculations of the Company's reporting units on the annual impairment calculation for goodwill, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair values of each reporting unit.  These hypothetical decreases of 10%, 20% and 30% would have no impact on the goodwill impairment analysis for any of the Company's reporting units with the exception of the Clearview Cinemas reporting unit.  For Clearview Cinemas, which had a goodwill carrying value of $10,348 at December 31, 2011, a 22% reduction in its estimated fair value would result in a step one failure.  A step one failure would require the Company to perform the second step of the goodwill impairment test to measure the amount of implied fair value of goodwill and, if required, the recognition of a goodwill impairment loss.

(45)

The Company's primary identifiable indefinite-lived intangible assets that represent over 95% of the identifiable indefinite-lived intangibles are the Company's cable television franchises and various reporting unit trademarks, which are valued using an income approach or market approach.  The Company's cable television franchises are the largest of the Company's identifiable indefinite-lived intangible assets and reflect agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area.  Our cable television franchises are valued using a discounted cash flows ("DCF") methodology.  The DCF methodology used to value cable television franchises entails identifying the projected discrete cash flows related to such cable television franchises and discounting them back to the valuation date.  The projected discrete cash flows related to such cable television franchises represent the rights to solicit and the right to service potential customers in the service areas defined by franchise rights currently held by the Company.  Significant judgments inherent in a valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to the cable television franchises and identification of appropriate continuing growth rate assumptions.  The discount rates used in the DCF analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Based on the Company's annual impairment test during the first quarter of 2011, the Company's units of accounting that represent approximately 56% of the Company's identifiable indefinite-lived intangible assets have significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets estimated fair value unit of accounting over their respective carrying values.  Bresnan's identifiable indefinite-lived intangible assets had no safety margins as they were acquired at fair value in December 2010.  In order to evaluate the sensitivity of the fair value calculations of all the Company's identifiable indefinite-lived intangibles, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of each of the Company's identifiable indefinite-lived intangibles.  These hypothetical 10%, 20% and 30% decreases in estimated fair value would have resulted in an impairment to the Company's Bresnan related franchise rights, and the Newsday related trademarks, which had a carrying value of $565,000 (approximately $508,000 related to Bresnan) at the annual impairment test date.  The hypothetical fair value decreases would have resulted in impairment charges of approximately $56,000 at 10%, approximately $112,000 at 20%, and approximately $168,000 at 30% related to these identifiable indefinite-lived intangibles.

During the fourth quarter of 2011, 2010 and 2009, the Company recorded an impairment charge of $11,000, $7,800 and $2,000, respectively, relating to the excess of the carrying value over the estimated fair value of Newsday's indefinite-lived intangible trademarks.

The Company determined the fair value of our Newsday reporting unit based on a weighting of the estimated fair values determined under the income approach and the market approach.  The income approach utilizes a DCF valuation methodology, which requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows including the cash flows generated from potential synergies a market participant may generate, the amount and timing of expected future cash flows, including expected cash flows beyond the Company's current long-term business planning period, and certain tax benefits the Company would recognize.  The discount rate utilized for the interim impairment assessment was a consolidated weighted average discount rate of 12.5% at December 31, 2011 and 12% at December 31, 2010 and 2009.  The market approach measures fair value using market multiples of various financial measures compared to a set of comparable publicly traded newspaper publishing companies and comparable transactions taking into consideration potential synergies a market participant may generate and requires significant judgments in determining comparable market multiples.  The weighting between the income approach and market approach was weighted more towards the income approach based on our belief that the income approach was more reliable in the midst of the steep economic decline impacting the publishing industry, and in view of the fact that there were no recent observable sales transactions involving the newspaper business.  The estimated fair values of Newsday's indefinite-lived intangibles, which relate primarily to the trademarks associated with its newspaper mastheads, were based on discounted future cash flows calculated based on the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

(46)

The reduction in estimated fair values of the trademarks under the relief-from-royalty method was primarily due to an increase in the discount rate for the Newsday print newspaper from 11.5% in 2009 to 12.0% in 2010 and 12.5% in 2011, and a decline in the Company's revenue projections for the Newsday print newspaper and newsday.com in comparison to the revenue projections originally used when Newsday was acquired in July 2008.  The primary reason for the increase in the discount rate for the Newsday print newspaper trademark from 11.5% in 2009 to 12.5% in 2011 was due to an increase in both the estimated cost of equity and debt for the industry, which was primarily due to an increase in the economic volatility affecting the overall economy, and in particular the newspaper publishing industry, and an increase in borrowing costs to the industry.  The assumed royalty rate remained at 3% for 2009, 2010 and 2011, although this was a decline from the 4% that was originally used when Newsday was acquired.  The decrease from 4% to 3% was due to the lower projected margins for the Newsday print newspaper and newsday.com.

Valuation of Deferred Tax Assets:

Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and net operating loss carry forwards ("NOLs").  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of income.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.  The Company increased the valuation allowance by $1,822 in 2011, decreased the valuation allowance by $2,428 in 2010 and decreased the valuation allowance by $1,427 in 2009.  In connection with the AMC Networks Distribution, a reduction in the valuation allowance of $491 was recorded as an increase in additional paid-in capital.  During 2011, 2010 and 2009, certain state NOLs expired prior to utilization.  The deferred tax asset corresponding to the expired NOLs had been fully offset by a valuation allowance. The associated deferred tax asset and valuation allowance were both reduced by $425, $287 and $3,609 in 2011, 2010 and 2009, respectively.  To address state income tax planning considerations, certain subsidiary corporations were converted to limited liability companies during 2009. Certain state NOLs, for which the related deferred tax assets were fully offset by a valuation allowance, were eliminated pursuant to such conversions.  Accordingly, the associated deferred tax asset and valuation allowance were both reduced by $9,355 in 2009.

(47)

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

Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized.  These costs include materials, subcontractor labor, internal labor to connect, provision and provide on-site and remote technical assistance and other related costs associated with the connection activities.  In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized.  The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity.  New connections are amortized over the estimated useful lives of 5 years or 12 years for residence wiring and feeder cable to the home, respectively.  The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

The estimated useful lives assigned to our property, plant and equipment are reviewed on an annual basis or more frequently if circumstances warrant and such lives are revised to the extent necessary due to changing facts and circumstances.  Any changes in estimated useful lives are reflected prospectively.

Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our accounting policies with respect to the policies discussed above and other items.

Legal Contingencies

The Company is party to various lawsuits and proceedings and is subject to other claims that arise in the ordinary course of business, some involving claims for substantial damages.  The Company records an estimated liability for these claims when management believes the loss from such matters is probable and reasonably estimable.  The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as necessary.  The actual cost of resolving a claim may be substantially different from the amount of the liability recorded.  Refer to Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our legal contingencies.

Certain Transactions

The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:

(48)

2011 Transactions

On June 30, 2011, Cablevision completed the AMC Networks Distribution.  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date.

2010 Transactions

On February 9, 2010, Cablevision completed the MSG Distribution.  As a result of the MSG Distribution, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

On December 14, 2010, the Company completed its acquisition of Bresnan Cable for a purchase price of $1,364,276.  The acquisition was financed using an equity contribution by CSC Holdings of $395,000, which CSC Holdings borrowed under its revolving loan facility, and debt consisting of an undrawn $75,000 revolving loan facility, a $765,000 term loan facility and $250,000 8.0% senior notes due 2018.

Non-GAAP Financial Measures

We define adjusted operating cash flow (“AOCF”), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring charges or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of our business without regard to the distortive effects of fluctuating stock prices in the case of stock appreciation rights and, in the case of restricted shares, restricted stock units and stock options, the expense associated with an award that is not expected to be made in cash.

We present AOCF as a measure of our ability to service our debt and make continuing investments, including in our capital infrastructure.  We believe AOCF is an appropriate measure for evaluating the operating performance of our business segments and the company on a consolidated basis.  AOCF and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry.  Internally, we use net revenues and AOCF measures as the most important indicators of our business performance, and evaluate management’s effectiveness with specific reference to these indicators.  AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with U.S. generally accepted accounting principles ("GAAP").  Since AOCF is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.  Each presentation of AOCF in this Annual Report on Form 10-K includes a reconciliation of AOCF to operating income (loss).

(49)

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF INCOME DATA

	Years Ended December 31,
	2011		2010
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$6,700,848	100%	$6,177,575	100%	$523,273

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,968,540	44	2,663,748	43	(304,792)
Selling, general and administrative	1,482,344	22	1,440,731	23	(41,613)
Restructuring expense (credits)	6,311	-	(58)	-	(6,369)
Depreciation and amortization (including impairments)	1,014,974	15	887,092	14	(127,882)
Operating income	1,228,679	18	1,186,062	19	42,617
Other income (expense):
Interest expense, net	(745,706)	(11)	(710,751)	(12)	(34,955)
Gain on sale of affiliate interests	683	-	2,051	-	(1,368)
Gain on investments, net	37,384	1	109,813	2	(72,429)
Gain (loss) on equity derivative contracts, net	1,454	-	(72,044)	(1)	73,498
Loss on interest rate swap contracts, net	(7,973)	-	(85,013)	(1)	77,040
Loss on extinguishment of debt and write-off of deferred financing costs	(92,692)	(1)	(110,049)	(2)	17,357
Miscellaneous, net	1,265	-	1,447	-	(182)
Income from continuing operations before income taxes	423,094	6	321,516	5	101,578
Income tax expense	(184,436)	(3)	(113,767)	(2)	(70,669)
Income from continuing operations	238,658	4	207,749	3	30,909
Income from discontinued operations, net of income taxes	53,623	1	153,848	2	(100,225)
Net income	292,281	4	361,597	6	(69,316)
Net income attributable to noncontrolling interests	(424)	-	(649)	-	225
Net income attributable to Cablevision Systems Corporation stockholders	$291,857	4%	$360,948	6%	$(69,091)

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Years Ended December 31,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,228,679	$1,186,062	$42,617
Share-based compensation	44,536	50,289	(5,753)
Depreciation and amortization (including impairments)	1,014,974	887,092	127,882
Restructuring expense (credits)	6,311	(58)	6,369
AOCF	$2,294,500	$2,123,385	$171,115

(50)

STATEMENT OF INCOME DATA (continued)

	Years Ended December 31,
	2010		2009
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$6,177,575	100%	$5,900,074	100%	$277,501

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,663,748	43	2,532,844	43	(130,904)
Selling, general and administrative	1,440,731	23	1,389,525	24	(51,206)
Restructuring expense (credits)	(58)	-	5,583	-	5,641
Depreciation and amortization (including impairments)	887,092	14	916,408	16	29,316
Operating income	1,186,062	19	1,055,714	18	130,348
Other income (expense):
Interest expense, net	(710,751)	(12)	(669,814)	(11)	(40,937)
Gain on sale of affiliate interests	2,051	-	-	-	2,051
Gain (loss) on investments, net	109,813	2	(977)	-	110,790
Gain (loss) on equity derivative contracts, net	(72,044)	(1)	631	-	(72,675)
Loss on interest rate swap contracts, net	(85,013)	(1)	(75,631)	(1)	(9,382)
Loss on extinguishment of debt and write-off of deferred financing costs	(110,049)	(2)	(73,457)	(1)	(36,592)
Miscellaneous, net	1,447	-	543	-	904
Income from continuing operations before income taxes	321,516	5	237,009	4	84,507
Income tax expense	(113,767)	(2)	(113,177)	(2)	(590)
Income from continuing operations	207,749	3	123,832	2	83,917
Income from discontinued operations, net of income taxes	153,848	2	161,467	3	(7,619)
Net income	361,597	6	285,299	5	76,298
Net loss (income) attributable to noncontrolling interests	(649)	-	273	-	(922)
Net income attributable to Cablevision Systems Corporation stockholders	$360,948	6%	$285,572	5%	$75,376

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,186,062	$1,055,714	$130,348
Share-based compensation	50,289	49,820	469
Depreciation and amortization (including impairments)	887,092	916,408	(29,316)
Restructuring expense (credits)	(58)	5,583	(5,641)
AOCF	$2,123,385	$2,027,525	$95,860

(51)

Comparison of Consolidated Year Ended December 31, 2011 Versus Year Ended December 31, 2010

Consolidated Results – Cablevision Systems Corporation

We classify our operations into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Optimum Lightpath; and

•
Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com; (ii) our motion picture theatre business, Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales, a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.

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

Revenues, net for the year ended December 31, 2011 increased $523,273 (8%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunications Services segment	$544,131
Decrease in revenues of the Other segment	(22,077)
Inter-segment eliminations	1,219
$523,273

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

(52)

Technical and operating expenses (excluding depreciation, amortization and impairments) in 2011 increased $304,792 (11%) as compared to 2010.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$314,287
Decrease in expenses of the Other segment	(9,558)
Inter-segment eliminations	63
$304,792

As a percentage of revenues, technical and operating expenses increased 1% in 2011 as compared to 2010.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $41,613 (3%) for 2011 as compared to 2010.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$64,319
Decrease in expenses of the Other segment	(23,862)
Inter-segment eliminations	1,156
$41,613

As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2011 as compared to 2010.

Depreciation and amortization (including impairments) increased $127,882 (14%) for 2011 as compared to 2010.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$118,618
Increase in expenses of the Other segment	9,264
$127,882

Adjusted operating cash flow increased $171,115 (8%) for the year ended December 31, 2011 as compared to the same period in 2010.  The net increase is attributable to the following:

Increase in AOCF of the Telecommunications Services segment	$164,275
Increase in AOCF of the Other segment	6,840
$171,115

Interest expense, net increased $34,955 (5%) for 2011 as compared to 2010.  The net increase is attributable to the following:

Net increase due to change in average debt balances	$36,391
Increase due to higher average interest rates on our indebtedness	9,887
Higher interest income	(339)
Other net decrease (term loan extension fees of $11,034 were included in 2010)	(10,984)
$34,955

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain on sale of affiliate interests of $683 and $2,051 for the years ended December 31, 2011 and 2010, respectively, relate to the installment sale of our ownership interest in PVI Virtual Media Services LLC ("PVI").

Gain on investments, net for the years ended December 31, 2011 and 2010 of $37,384 and $109,813, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.

(53)

Gain (loss) on equity derivative contracts, net for the years ended December 31, 2011 and 2010 of $1,454 and $(72,044), respectively, consists of unrealized and realized gains and losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains and losses are partially offset by the losses or gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $7,973 and $85,013 for the years ended December 31, 2011 and 2010, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company's floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $92,692 and $110,049 for the years ended December 31, 2011 and 2010, respectively.  The 2011 amount represents amounts paid in excess of the aggregate principal amount to repurchase CSC Holdings senior notes due April 2012, April 2014 and June 2015 and related fees associated with the tender offers and the write-off of unamortized deferred financing costs and discounts related to such repurchases.  The 2010 amount represents premiums paid to repurchase a portion of Cablevision senior notes due April 2012 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs related to such repurchases.

Income tax expense of $184,436 for the year ended December 31, 2011, reflected an effective tax rate of 44%.  The Company recorded a tax benefit of $1,015 due to the impact of a change in the state rate used to measure deferred taxes.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $1,822.  The Company recorded tax expense of $1,699, including accrued interest, related to uncertain tax positions.  In addition, the exclusion of the pretax loss of an entity that is not consolidated for income tax purposes resulted in additional tax expense of $2,509.

The Company recorded income tax expense of $113,767 for the year ended December 31, 2010, reflecting an effective tax rate of 35%.  In the second quarter of 2010, the Company recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the year ended December 31, 2010 would have been 41%.  The Company recorded tax expense of $5,842 for the impact of a change in the state rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards resulted in a tax benefit of $2,428.  The Company recorded tax expense of $1,202, including accrued interest, related to uncertain tax positions.

For the year ended December 31, 2010, the Company has fully offset federal taxable income with a net operating loss carry forward.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

(54)

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the years ended December 31, 2011 and 2010 reflects the following items:

	Years Ended December 31,
	2011	2010
Net operating results of AMC Networks, including transaction costs, net of income taxes(a)	$53,623	$157,970
Net operating results of Madison Square Garden, including transaction costs, net of income taxes(b)	-	(4,122)
	$53,623	$153,848
______________
(a)	Includes operating results of AMC Networks through the date of the AMC Networks Distribution.
(b)	Includes operating results of the Madison Square Garden segment from January 1, 2010 through the date of the MSG Distribution.

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment:

	Years Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$6,279,653	100%	$5,735,522	100%	$544,131
Technical and operating expenses (excluding depreciation and amortization shown below)	2,648,743	42	2,334,456	41	(314,287)
Selling, general and administrative expenses	1,167,632	19	1,103,313	19	(64,319)
Depreciation and amortization	942,647	15	824,029	14	(118,618)
Operating income	$1,520,631	24%	$1,473,724	26%	$46,907

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,520,631	$1,473,724	$46,907
Share-based compensation	32,635	33,885	(1,250)
Depreciation and amortization	942,647	824,029	118,618
AOCF	$2,495,913	$2,331,638	$164,275

(55)

Revenues, net for the year ended December 31, 2011 increased $544,131 (9%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

	Years Ended December 31,		Increase	Percent Increase	Increase due to Bresnan	Percent Increase (Decrease), Net of Bresnan Cable
	2011	2010	(Decrease)	(Decrease)	Cable	Impact
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$3,521,882	$3,237,793	$284,089	9%	$248,629	1%
High-speed data	1,329,354	1,193,624	135,730	11	119,493	1
Voice	885,343	808,374	76,969	10	62,868	2
Advertising	150,671	135,890	14,781	11	11,578	2
Other (including installation, advertising sales commissions, home shopping, and other products)	100,953	94,907	6,046	6	6,952	(1)
Total Cable Television	5,988,203	5,470,588	517,615	9	449,520	1
Optimum Lightpath	310,976	284,034	26,942	9	-	9
Intra-segment eliminations	(19,526)	(19,100)	(426)	(2)	-	(2)
Total Telecommunications Services	$6,279,653	$5,735,522	$544,131	9%	$449,520	2%

Revenue increases reflected above are primarily due to the acquisition of our Bresnan Cable system on December 14, 2010.  Revenue increases are also primarily derived from higher rates (primarily due to an increase in video rates of 2.9% on average for our New York metropolitan service area subscribers, which was implemented beginning in December 2010), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below, additional services sold to our existing video subscribers, and other revenue increases.  These increases are partially offset by a decline in video customers primarily in our New York metropolitan service area, promotional offer pricing discounts and other rate changes, and declines in other revenue.  Our average monthly revenue per video subscriber for our New York metropolitan service area for the three months ended December 31, 2011 was $156.09 as compared to $153.97 and $150.68 for the three months ended September 30, 2011 and December 31, 2010, respectively.

The increase in advertising revenue is primarily due to the acquisition of our Bresnan Cable system as well as a general improvement in the cable television advertising market in 2011.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

(56)

The following table presents certain statistical information as of December 31, 2011, September 30, 2011 and December 31, 2010 for our cable television systems in the New York metropolitan service area (excluding Optimum Lightpath) and the Optimum West service area:

	December 31, 2011					September 30, 2011					December 31, 2010
	New York Metropolitan Service Area		Optimum West(a)	Total		New York Metropolitan Service Area		Optimum West(a)	Total		New York Metropolitan Service Area		Optimum West(a)	Total
	(in thousands)

Total customers	3,255	(b)	356	3,611	(b)	3,269	(b)	353	3,622	(b)	3,298	(b)	350	3,648	(b)
Video customers	2,947		303	3,250		2,962		302	3,264		3,008		306	3,314
High-speed data customers	2,701		264	2,965		2,688		257	2,945		2,653		239	2,892
Voice customers	2,201		156	2,357		2,178		148	2,326		2,138		131	2,269
______________
(a)	Reflects data related to Bresnan Cable, which was acquired by the Company on December 14, 2010.
(b)	Reflects approximately 3 additional customers as a result of a revision in our statistical reporting in March 2011.

The Company had a loss of 60,300 basic video customers in the New York metropolitan service area for the year ended December 31, 2011 compared to a loss of 55,500 in 2010.  We believe our video subscriber losses are largely attributable to the continuing economic downturn and intense competition, particularly from Verizon.  The length of the economic downturn and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for 2011 increased $314,287 (13%) as compared to 2010.  Excluding the impact of Bresnan Cable's technical and operating expenses (excluding depreciation and amortization), such expenses increased $98,478 (4%) in 2011 as compared to 2010.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) primarily due to programming costs for the newly acquired Bresnan Cable system operations of $114,946, rate increases and new program offerings, partially offset by lower subscribers to certain tiers of video service	$167,197
Adjustment recorded in the fourth quarter of 2011 related to estimated programming costs recorded in years prior to 2011 resulting from the renewals of contracts that expired in previous years	(42,900)
Nonrecurring settlement of a contractual fee matter related to years prior to 2009 recorded in the second quarter 2010	23,000
Increase in field operations and network related costs primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $74,632 and general cost increases primarily related to maintenance and insurance in the New York metropolitan service area	107,082
Increase in voice-related and other general costs, primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $30,296. The increase in the New York metropolitan service area is primarily due to an increase in voice-related fees, termination and interconnection costs	44,541
Increase in employee overtime and repair costs attributable to two severe storms in the New York metropolitan service area	16,300
Nonrecurring contract termination charge related to the newly acquired Bresnan Cable system recorded in the fourth quarter 2010	(14,375)
Increase in franchise fees primarily due to fees for the newly acquired Bresnan Cable system operations of $10,310, increase in revenues subject to franchise fees and higher rates in certain regions	13,400
Intra-segment eliminations	42
$314,287

Technical and operating expenses consist primarily of programming costs and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to general inflationary cost increases for employees, contractors, programming rates, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decreases due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

(57)

Selling, general and administrative expenses increased $64,319 (6%) for 2011 as compared to 2010.  Excluding the impact of Bresnan Cable's selling, general and administrative expenses, such expenses decreased $17,641 (2%) in 2011 as compared to 2010.  The net increase is attributable to the following:

Increase in sales and marketing costs primarily due to costs associated with the operation of the newly acquired reversals and Bresnan Cable system of $35,670, and in the New York metropolitan service area higher employee and consumer incentive related costs, partially offset by lower costs related to program carriage disputes recorded in the first quarter 2010	$49,234
Decrease in expenses relating to long-term incentive plan awards to employees primarily due to accrual reversals and reductions in the fourth quarter of 2011 of $25,353 (see discussion below)	(30,558)
Increase in customer related costs, primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $29,007, increased high-speed data and voice customers and general cost increases, partially offset by a decrease in customer related costs in the New York metropolitan service area primarily due to a reduction in call center labor costs due to fewer calls handled	19,217
Increase primarily in call center overtime costs attributable to two severe storms in the New York metropolitan service area	3,800
Other net increases primarily due to administrative costs associated with the operation of the newly acquired Bresnan Cable system of $17,282, and the impact of insurance, legal, other fees and employee costs (including $3,236 of certain executive separation costs in the fourth quarter of 2011) in the New York metropolitan service area	22,587
Intra-segment eliminations	39
$64,319

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

The payment of long-term cash incentive awards is based on achievement of performance targets set at the time of the award. As a result of our current strategy to make additional investments designed to enhance our products and services with a focus on retention and acquisition of customers, these targets are not expected to be achieved for awards due to be paid in 2013 and expected to be only partially achieved for awards due to be paid in 2014.  Accordingly, in 2011, the related accruals were reversed or substantially reduced.

Prior to the AMC Networks Distribution, the Telecommunications Services segment received a management fee calculated based on gross revenues of AMC and WE tv (as defined under the terms of the management agreement) on a monthly basis.  Historically, these management fees were reported as a contra-expense and amounted to $13,958 for the year ended December 31, 2011 (which represents management fees through June 30, 2011) as compared to $26,511 for the year ended December 31, 2010.  The management agreement was terminated in connection with the AMC Networks Distribution and the fees received have been reclassified to discontinued operations for all periods presented.

(58)

Depreciation and amortization increased $118,618 (14%) for 2011 as compared to 2010.  The net increase resulted primarily from depreciation and amortization related to the newly acquired Bresnan Cable system of $156,510 and depreciation of new asset purchases, offset by certain assets becoming fully depreciated.

Adjusted operating cash flow increased $164,275 (7%) for the year ended December 31, 2011 as compared to 2010.  The increase was primarily due to adjusted operating cash flow related to the operations of the newly acquired Bresnan Cable system of $145,632, and an increase in revenue, partially offset by an increase in both technical and operating and selling, general and administrative expenses, excluding depreciation and amortization and share-based compensation, as discussed above.

Other

The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Years Ended December 31,
	2011		2010
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$443,898	100%	$465,975	100%	$(22,077)
Technical and operating expenses (excluding depreciation and amortization shown below)	336,760	76	346,318	74	9,558
Selling, general and administrative expenses	320,452	72	344,314	74	23,862
Restructuring expense (credits)	6,311	1	(58)	-	(6,369)
Depreciation and amortization (including impairments)	72,327	16	63,063	14	(9,264)
Operating loss	$(291,952)	(66)%	$(287,662)	(62)%	$(4,290)

The following is a reconciliation of operating loss to AOCF deficit:

	Years Ended December 31,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(291,952)	$(287,662)	$(4,290)
Share-based compensation	11,901	16,404	(4,503)
Restructuring expense (credits)	6,311	(58)	6,369
Depreciation and amortization (including impairments)	72,327	63,063	9,264
AOCF deficit	$(201,413)	$(208,253)	$6,840

Revenues, net for the year ended December 31, 2011 decreased $22,077 (5%) as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $314,148 to $293,148) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(21,000)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	3,442
Decrease in other revenues primarily at PVI and Clearview Cinemas	(3,045)
Intra-segment eliminations	(1,474)
$(22,077)

Newsday's total average circulation for the six months ended September 25, 2011 was approximately 405,000 on weekdays, approximately 390,000 on Saturdays and approximately 477,000 on Sundays.  These circulation figures include for the first time digital subscriptions (most of which are free to Optimum Online and certain Newsday print subscribers) to Newsday's restricted access website as these were not previously reported.  These circulation figures include Newsday's total average print circulation of approximately 292,000 on weekdays, approximately 278,000 on Saturdays and approximately 357,000 on Sundays, which represents a decline of approximately 6.9%, 5.5%, and 4.6%, respectively, over the comparable prior year period.

(59)

Newsday's other publications, which include amNew York and Star Community Publishing, are distributed for free. amNew York averaged weekday circulation of approximately 317,000 for the six months ended September 25, 2011, a decrease of approximately 10% over the comparable prior year period.  Star Community Publishing distributed approximately 1,851,000 copies each week (for the six months ended September 25, 2011), a decrease of approximately 1% over the comparable prior year period.

Technical and operating expenses (excluding depreciation and amortization shown below) for the year ended December 31, 2011 decreased $9,558 (3%) as compared to the prior year.  The net decrease is attributable to the following:

Decrease in operating costs of PVI	$(5,486)
Decrease in expenses at Newsday (from $187,606 to $183,508) primarily due to a decrease in production and distribution expenses, partially offset by an increase in newsprint and ink expenses	(4,098)
Other net increases	26
$(9,558)

Selling, general, and administrative expenses for the year ended December 31, 2011 decreased $23,862 (7%) as compared to the prior year.  The net decreases are attributable to the following:

Decrease in unallocated Corporate costs due primarily to an increase in allocations to business units and a decrease in transaction costs related to the Bresnan acquisition of $8,879, which was consummated in December 2010	$(16,057)
Increase in unallocated Corporate costs primarily due to employee related costs (including $10,698 of certain executive separation costs in the fourth quarter of 2011) and an increase in legal and other professional fees	12,599
Decrease in expenses relating to long-term incentive plan awards to employees primarily due to accrual reversals and reductions in the fourth quarter of 2011 of $7,592, excluding Newsday, (see discussion below)	(11,721)
Decrease at Newsday (from $110,403 to $105,040) including a decrease of $3,494 in expenses relating to long-term incentive plan awards to employees primarily due to accrual reversals and reductions in the fourth quarter of 2011 of $2,629	(5,363)
Other net decreases	(1,846)
Intra-segment eliminations	(1,474)
$(23,862)

For the year ended December 31, 2011 and 2010, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans of $18,834 (through June 30, 2011, the AMC Networks Distribution date), and $38,015, respectively, to AMC Networks.  Such expenses were not eliminated as a result of the AMC Networks Distribution and have been reclassified to the Other segment for all periods presented.

The payment of long-term cash incentive awards is based on achievement of performance targets set at the time of the award. As a result of our current strategy to make additional investments designed to enhance our products and services with a focus on retention and acquisition of customers, these targets are not expected to be achieved for awards due to be paid in 2013 and expected to be only partially achieved for awards due to be paid in 2014.  Accordingly, in 2011, the related accruals were reversed or substantially reduced.

Depreciation and amortization (including impairments) for the year ended December 31, 2011 increased $9,264 (15%) as compared to the prior year.  The net increase is primarily due to depreciation of new asset purchases and an increase in impairment charges recorded at Newsday ($12,724 in 2011 and $7,800 in 2010), partially offset by decreases in depreciation due to certain assets becoming fully depreciated.

(60)

Adjusted operating cash flow deficit decreased $6,840 (3%) for the year ended December 31, 2011 as compared to 2010 (including Newsday's AOCF of $7,237 in 2011 compared to AOCF of $19,349 in 2010).  The increase for the twelve month period was due primarily to decreases in revenues, net, partially offset by decreases in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

Comparison of Consolidated Year Ended December 31, 2010 Versus Year Ended December 31, 2009

Consolidated Results – Cablevision Systems Corporation

Revenues, net for the year ended December 31, 2010 increased $277,501 (5%) as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunications Services segment	$304,022
Decrease in revenues of the Other segment	(28,291)
Inter-segment eliminations	1,770
$277,501

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) in 2010 increased $130,904 (5%) as compared to 2009.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$134,460
Decrease in expenses of the Other segment	(3,688)
Inter-segment eliminations	132
$130,904

As a percentage of revenues, technical and operating expenses remained constant 2010 as compared to 2009.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $51,206 (4%) for 2010 as compared to 2009.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$45,256
Increase in expenses of the Other segment	4,312
Inter-segment eliminations	1,638
$51,206

(61)

As a percentage of revenues, selling, general and administrative expenses decreased 1% in 2010 compared to 2009.

Depreciation and amortization (including impairments) decreased $29,316 (3%) for 2010 as compared to 2009.  The net decrease is attributable to the following:

Decrease in expenses of the Telecommunications Services segment	$(32,890)
Increase in expenses of the Other segment	3,574
$(29,316)

Adjusted operating cash flow increased $95,860 (5%) for the year ended December 31, 2010 as compared to the same period in 2009.  The net increase is attributable to the following:

Increase in AOCF of the Telecommunications Services segment	$127,443
Decrease in AOCF of the Other segment	(31,583)
$95,860

Interest expense, net increased $40,937 (6%) for 2010 as compared to 2009.  The net increase is attributable to the following:

Increase due to higher average interest rates on our indebtedness, including extension fees to lenders	$36,639
Net decrease due to change in average debt balances	(6,693)
Lower interest income	2,836
Other net increases (including an increase in arrangement fees for term loan extensions)	8,155
$40,937

See "Liquidity and Capital Resources" discussion below for a detail of our various borrower groups.

Gain on sale of affiliate interests, amounted to $2,051 for the year ended December 31, 2010 primarily from the sale of our ownership interest in PVI.

Gain (loss) on investments, net for the years ended December 31, 2010 and 2009 of $109,813 and $(977), respectively, consists primarily of the increase or decrease in the fair value of Comcast common stock owned by the Company.  The effects of these gains and losses are partially offset by the losses and gains on the related equity derivative contracts, net described below.

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

Loss on interest rate swap contracts, net amounted to $85,013 and $75,631 for the years ended December 31, 2010 and 2009, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company's floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

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

(62)

Income tax expense of $113,767 for the year ended December 31, 2010, reflecting an effective tax rate of 35%.  In the second quarter of 2010, the Company recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the year ended December 31, 2010 would have been 41%.  The Company recorded tax expense of $5,842 for the impact of a change in the state rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards resulted in a tax benefit of $2,428.  The Company recorded tax expense of $1,202, including accrued interest, related to uncertain tax positions.

Income tax expense of $113,177 for the year ended December 31, 2009, reflected an effective tax rate of 48%.  To address state income tax planning considerations, during 2009 certain subsidiary corporations were converted to limited liability companies.  In connection with such conversions, the Company recorded tax expense of $9,095 relating to the elimination of certain state NOLs and credit carry forwards.  Absent this tax expense, the effective tax rate for the year ended December 31, 2009 would have been 44%.  The Company recorded tax benefit of $6,764 for the impact of a change in the state rate used to measure deferred taxes.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards resulted in a tax benefit of $1,427.  The Company recorded tax benefit of $105, including accrued interest, related to uncertain tax positions.

For the years ended December 31, 2010 and 2009, the Company has fully offset federal taxable income with a net operating loss carry forward.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the years ended December 31, 2010 and 2009 reflects the following items:

	Years Ended December 31,
	2010	2009
Net operating results of Madison Square Garden, including transaction costs, net of income taxes(a)	$(4,122)	$35,856
Net operating results of AMC Networks, including transaction costs, net of income taxes	157,970	125,611
	$153,848	$161,467
______________
(a)	Includes operating results of the Madison Square Garden segment from January 1, 2010 through February 9, 2010, the date of the MSG Distribution.

(63)

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment:

	Years Ended December 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$5,735,522	100%	$5,431,500	100%	$304,022
Technical and operating expenses (excluding depreciation and amortization shown below)	2,334,456	41	2,199,996	41	(134,460)
Selling, general and administrative expenses	1,103,313	19	1,058,057	19	(45,256)
Depreciation and amortization	824,029	14	856,919	16	32,890
Operating income	$1,473,724	26%	$1,316,528	24%	$157,196

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,473,724	$1,316,528	$157,196
Share-based compensation	33,885	30,748	3,137
Depreciation and amortization	824,029	856,919	(32,890)
AOCF	$2,331,638	$2,204,195	$127,443

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

Revenue increases reflected above are primarily derived from higher rates (primarily due to an increase in video rates of 3.7% on average, which was implemented beginning in December 2009), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below, including additional services sold to our existing video subscribers, upgrades by video customers from the level of the programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  The acquisition of our Bresnan Cable system on December 14, 2010, resulted in an approximate $22,100 increase in revenues, net.  These increases are partially offset by promotional offer pricing discounts and a decline in video customers in our New York metropolitan service area and other rate changes.  Our average monthly revenue per video subscriber for the three months ended December 31, 2010 was $150.68 (for our New York metropolitan service area only) as compared to $149.04 and $144.03 for the three months ended September 30, 2010 and December 31, 2009, respectively.

(64)

We believe the increase in advertising revenue is primarily due to a general improvement in the cable television advertising market and political advertising in 2010.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services and lower intra-segment revenue.

The following table presents certain statistical information as for our cable television systems in the New York metropolitan service area (excluding Optimum Lightpath) and the Optimum West service area as of December 31, 2010:

	December 31, 2010
	New York Metropolitan Service Area		Optimum West(a)	Total		September 30, 2010	December 31, 2009
	(in thousands)

Total customers	3,298	(a)	350	3,648	(a)	3,321	3,314
Video customers	3,008		306	3,314		3,043	3,063
High-speed data customers	2,653		239	2,892		2,647	2,568
Voice customers	2,138		131	2,269		2,129	2,052
______________
(a)	Reflects data related to Bresnan Cable, which was acquired by the Company on December 14, 2010.

Total RGUs as of December 31, 2010, include 880,900 RGUs related to the acquisition of our Bresnan Cable system in December 2010.

Excluding the impact of the Bresnan Cable system, the Company had a loss of 55,500 video customers for the year ended December 31, 2010 compared to a loss of 45,100 in 2009.  This is largely attributable to the impact of a retransmission consent dispute in October 2010, the economic downturn, and, to a lesser extent, intense competition, particularly from Verizon.

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

(65)

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

(66)

Selling, general and administrative expenses increased $45,256 (4%) for 2010 as compared to 2009.  The net increase is attributable to the following:

Increase in sales and marketing costs primarily due to increased customer promotions, higher commissions, higher advertising costs, including costs related to program carriage disputes, and costs associated with the operation of the newly acquired Bresnan Cable system ($2,003)	$22,283
Impact of the favorable resolution of litigation, that resulted in a reversal of expense recognized in prior periods, recorded in 2009	5,579
Decrease in customer related costs in the New York metropolitan service area primarily due to a reduction in call center labor costs due to fewer calls handled, partially offset by increased RGUs and general cost increases	(3,937)
Increase in share-based compensation expense and expenses relating to Cablevision's long-term incentive plans	8,087
Other net increases primarily due to legal costs, other fees and employee costs in the New York metropolitan service area and administrative costs associated with the operation of the newly acquired Bresnan Cable system ($2,244)	13,471
Intra-segment eliminations	(227)
$45,256

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

Prior to the AMC Networks Distribution, the Telecommunications Services segment received a management fee calculated based on gross revenues of AMC and WE tv (as defined under the terms of the management agreement) on a monthly basis.  Historically, these management fees were reported as a contra-expense and amounted to $26,511 and $23,773, for the year ended December 31, 2010 and 2009, respectively.  The management agreement was terminated in connection with the AMC Networks Distribution and the fees received have been reclassified to discontinued operations for all periods presented.

Depreciation and amortization decreased $32,890 (4%) for 2010 as compared to 2009.  The net decrease resulted primarily from certain assets becoming fully depreciated, partially offset by depreciation of new asset purchases and depreciation and amortization of $6,791 related to the newly acquired Bresnan Cable system.

Adjusted operating cash flow increased $127,443 (6%) for the year ended December 31, 2010 as compared to 2009.  The increase was due to an increase in revenue, partially offset by an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.  The year ended 2010 increase includes the $23,000 nonrecurring settlement of a contractual fee matter related to years prior to 2009 recorded in 2010, partially offset by a $14,375 nonrecurring contract termination charge related to the Bresnan Cable system.  The increase in 2010 was also negatively impacted by the reversal of an accrual in 2009 due to legislative changes which clarified the applicability of certain VoIP fees of $18,976 and the impact of the favorable resolution of litigation that resulted in a reversal of expense recognized in prior periods recorded in 2009 of $5,579.

(67)

Other

The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Years Ended December 31,
	2010		2009
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$465,975	100%	$494,266	100%	$(28,291)
Technical and operating expenses (excluding depreciation and amortization shown below)	346,318	74	350,006	71	3,688
Selling, general and administrative expenses	344,314	74	340,002	69	(4,312)
Restructuring expense (credits)	(58)	-	5,583	1	5,641
Depreciation and amortization (including impairments)	63,063	14	59,489	12	(3,574)
Operating loss	$(287,662)	(62)%	$(260,814)	(53)%	$(26,848)

The following is a reconciliation of operating loss to AOCF deficit:

	Years Ended December 31,
	2010	2009	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(287,662)	$(260,814)	$(26,848)
Share-based compensation	16,404	19,072	(2,668)
Restructuring expense (credits)	(58)	5,583	(5,641)
Depreciation and amortization (including impairments)	63,063	59,489	3,574
AOCF deficit	$(208,253)	$(176,670)	$(31,583)

Revenues, net for the year ended December 31, 2010 decreased $28,291 (6%) as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (to $314,148) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(28,188)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	10,128
Decrease in other revenues primarily at PVI and Clearview Cinemas	(8,986)
Intra-segment eliminations	(1,245)
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
$(3,688)

(68)

Selling, general, and administrative expenses increased $4,312 for the year ended December 31, 2010 as compared to the prior year.  The net increase is attributable to the following:

Decrease in unallocated Corporate costs due primarily to a net increase in allocations to business units of $10,664 and lower costs related to former employees of $11,168	$(21,832)
Charges to Madison Square Garden in 2010 for transition services	(6,096)
Increase in costs at MSG Varsity, Cablevision Media Sales and News 12 Networks	19,591
Transaction costs related to the Bresnan Cable acquisition	8,924
Other net increases	4,970
Intra-segment eliminations	(1,245)
$4,312

For the year ended December 31, 2010 and 2009, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans, of $38,015 and $34,275, respectively, to AMC Networks.  Such expenses will not be eliminated as a result of the AMC Networks Distribution and have been reclassified to the Other segment for all periods presented.

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

Adjusted operating cash flow deficit increased $31,583 (18%) for the year ended December 31, 2010 as compared to 2009 (including AOCF of Newsday of $19,349 and $21,775 in 2010 and 2009, respectively).  The increase was due primarily to a decrease in revenues, net, partially offset by a decrease in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above.

(69)

CSC HOLDINGS, LLC

The consolidated statements of income of CSC Holdings are essentially identical to the consolidated statements of income of Cablevision, except for the following:

	Years Ended December 31,
	2011	2010	2009
Net income attributable to Cablevision Systems Corporation stockholders	$291,857	$360,948	$285,572
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009 and April 2010 included in Cablevision's consolidated statements of income	183,518	180,083	114,120
Interest income related to cash held at Cablevision	(15)	(176)	(383)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the consolidated statements of income of Cablevision)	59,079	60,506	62,405
Loss on extinguishment of debt and write-off of deferred financing costs related to the repurchase of a portion of Cablevision's senior notes due April 2012 pursuant to a tender offer	-	110,049	587
Miscellaneous income	-	(14)	-
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(108,162)	(137,119)	(71,078)
Net income attributable to CSC Holdings, LLC's sole member	$426,277	$574,277	$391,223

Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION

Continuing Operations – Cablevision Systems Corporation

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $1,397,729 for the year ended December 31, 2011 compared to $1,359,618 for the year ended December 31, 2010.  The 2011 cash provided by operating activities resulted from $1,253,632 of income before depreciation and amortization (including impairments), $359,382 of non-cash items and a $9,500 increase in deferred revenue.  Partially offsetting these increases were decreases in cash of $111,895 resulting from a decrease in liabilities under derivative contracts, a $49,036 increase in current and other assets and advances to affiliates and a $63,854 decrease in accounts payable, other liabilities and amounts due to affiliates.  The increase in cash provided by operating activities of $38,111 in 2011 as compared to 2010 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $199,515 partially offset by a decrease of $161,404 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,359,618 for the year ended December 31, 2010 compared to $1,247,139 for the year ended December 31, 2009.  The 2010 cash provided by operating activities resulted from $1,094,841 of income before depreciation and amortization (including impairments), $318,658 of non-cash items and a $70,156 increase in accounts payable, other liabilities and amounts due to affiliates.  Partially offsetting these increases were decreases in cash of $79,854 resulting from an increase in current and other assets and advances to affiliates and a $44,183 decrease in liabilities under derivative contracts.  The increase in cash provided by operating activities of $112,479 in 2010 as compared to 2009 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $46,613 and an increase of $65,866 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

(70)

Net cash provided by operating activities amounted to $1,247,139 for the year ended December 31, 2009.  The 2009 cash provided by operating activities resulted from $1,040,240 of income before depreciation and amortization (including impairments), $326,646 of non-cash items and a $6,216 increase in deferred revenue.  Partially offsetting these increases were decreases in cash of $52,408 resulting from a decrease in liabilities under derivative contracts, a $52,933 decrease in accounts payable, other liabilities and payables to affiliates, and a $20,622 increase in current and other assets and advances to affiliates.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $831,913 compared to $2,272,029 for the year ended December 31, 2010.  The 2011 investing activities consisted primarily of capital expenditures of $814,807 ($760,287 of which relate to our Telecommunications Services segment), additions to other intangible assets of $10,797 and payments related to the acquisition of Bresnan Cable of $7,776, partially offset by other net cash receipts of $1,467.

Net cash used in investing activities for the year ended December 31, 2010 was $2,272,029 compared to $667,273 for the year ended December 31, 2009.  The 2010 investing activities consisted primarily of $1,356,500 of payments related primarily to the acquisition of Bresnan Cable, $823,245 of capital expenditures ($779,928 of which relate to our Telecommunications Services segment) and net contributions to AMC Networks (reflected in discontinued operations) of $99,614, partially offset by other net cash receipts of $7,330.

Net cash used in investing activities for the year ended December 31, 2009 was $667,273 and consisted primarily of $737,524 of capital expenditures ($696,492 of which relate to our Telecommunications Services segment), partially offset by net contributions from AMC Networks (reflected in discontinued operations) of $66,252 and other net cash receipts of $3,999.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $277,868 for the year ended December 31, 2011 compared to net cash provided by financing activities of $950,380 for the year ended December 31, 2010.  In 2011, the Company's financing activities consisted primarily of the repayment and repurchase of senior notes and debentures pursuant to a tender offer of $1,227,307, treasury stock purchases of $555,831, dividend payments to common stockholders of $162,032, deemed repurchase of restricted stock of $35,555 and additions to deferred financing costs of $25,626, partially offset by proceeds of $1,000,000 from the issuance of senior notes, net proceeds of credit facility debt of $676,699, net proceeds from collateralized indebtedness of $49,850 and other net cash receipts of $1,934.

Net cash provided by financing activities amounted to $950,380 for the year ended December 31, 2010 compared to net cash used in financing activities of $670,478 for the year ended December 31, 2009.  In 2010, the Company's financing activities consisted primarily of proceeds of $1,500,000 from the issuance of senior notes, net proceeds of credit facility debt of $1,037,712, partially offset by the repurchase of senior notes and debentures pursuant to a tender offer of $1,078,212, treasury stock purchases of $300,247, dividend payments to common stockholders of $140,734, additions to deferred financing costs of $65,723 and other net cash payments of $2,416.

(71)

Net cash used in financing activities amounted to $670,478 for the year ended December 31, 2009 and consisted primarily of the repayment and repurchase of senior notes of $2,398,740, net repayments of credit facility debt of $235,000, dividend payments to common stockholders of $123,499, additions to deferred financing costs of $49,775 and other net cash payments of $1,748, partially offset by proceeds of $2,138,284 from the issuance of senior notes.

Continuing Operations - CSC Holdings, LLC

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $1,615,717 for the year ended December 31, 2011 compared to $1,608,007 for the year ended December 31, 2010.  The 2011 cash provided by operating activities resulted from $1,388,052 of income before depreciation and amortization (including impairments), $438,772 of non-cash items and a $9,500 increase in deferred revenue.  Partially offsetting these increases were decreases in cash of $111,895 resulting from a decrease in liabilities under derivative contracts, $53,599 resulting from an increase in current and other assets and advances to affiliates and $55,113 from a decrease in accounts payable, other liabilities and amounts due to affiliates.  The increase in cash provided by operating activities of $7,710 in 2011 as compared to 2010 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $190,378, partially offset by a decrease of $182,668 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,608,007 for the year ended December 31, 2010 compared to $1,397,075 for the year ended December 31, 2009.  The 2010 cash provided by operating activities resulted from $1,308,170 of income before depreciation and amortization (including impairments), $328,276 of non-cash items and a $75,236 increase in accounts payable, other liabilities and amounts due to affiliates.  Partially offsetting these increases were decreases in cash of $59,492 resulting from an increase in current and other assets and advances to affiliates and a $44,183 decrease in liabilities under derivative contracts.  The increase in cash provided by operating activities of $210,932 in 2010 as compared to 2009 resulted from an increase in income from continuing operations before depreciation and amortization and other non-cash items of $108,710 and an increase of $102,222 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Net cash provided by operating activities amounted to $1,397,075 for the year ended December 31, 2009.  The 2009 cash provided by operating activities resulted from $1,145,891 of income before depreciation and amortization (including impairments), $381,845 of non-cash items and a $6,216 increase in deferred revenue.  Partially offsetting these increases were decreases in cash of $67,991 resulting from a decrease in accounts payable, other liabilities and amounts due to affiliates, a $52,408 decrease in liabilities under derivative contracts, and a $16,478 increase in current and other assets and advances to affiliates.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $831,913 compared to $2,272,029 for the year ended December 31, 2010.  The 2011 investing activities consisted primarily of capital expenditures of $814,807 ($760,287 of which relate to our Telecommunications Services segment), additions to other intangible assets of $10,797 and payments related to the acquisition of Bresnan Cable of $7,776, partially offset by other net cash receipts of $1,467.

Net cash used in investing activities for the year ended December 31, 2010 was $2,272,029 compared to $667,273 for the year ended December 31, 2009.  The 2010 investing activities consisted primarily of $1,356,500 of payments relating primarily to the acquisition of Bresnan Cable, $823,245 of capital expenditures ($779,928 of which relate to our Telecommunications Services segment) and net contributions to AMC Networks (reflected in discontinued operations) of $99,614, partially offset by other net cash receipts of $7,330.

(72)

Net cash used in investing activities for the year ended December 31, 2009 was $667,273 and consisted primarily of $737,524 of capital expenditures ($696,492 of which relate to our Telecommunications Services segment), partially offset by net contributions from AMC Networks (reflected in discontinued operations) of $66,252, and other net cash receipts of $3,999.

Net Cash Used in Financing Activities

Net cash used in financing activities amounted to $449,672 for the year ended December 31, 2011 compared to net cash provided by financing activities of $695,906 for the year ended December 31, 2010.  In 2011, CSC Holding's financing activities consisted primarily of the repayment and repurchase of senior notes and debentures pursuant to a tender offer of $1,227,307, net distributions made to Cablevision of $929,947, additions to deferred financing costs of $25,626, partially offset by net proceeds of credit facility debt of $676,699, proceeds of $1,000,000 from the issuance of senior notes, net proceeds from collateralized indebtedness of $49,850 and other net cash receipts of $6,659.

Net cash provided by financing activities amounted to $695,906 for the year ended December 31, 2010 compared to net cash used in financing activities of $833,472 for the year ended December 31, 2009.  In 2010, CSC Holding's financing activities consisted primarily of net proceeds of credit facility debt of $1,037,712 and proceeds of $250,000 from the issuance of senior notes, partially offset by net distributions made to Cablevision of $551,013, additions to deferred financing costs of $39,131 and other net cash payments of $1,662.

Net cash used in financing activities amounted to $833,472 for the year ended December 31, 2009 and consisted primarily of the repayment and repurchase of senior notes of $1,898,225, net repayments of credit facility debt of $235,000, additions to deferred financing costs of $30,754 and other net cash payments of $1,928, partially offset by proceeds of $1,250,920 from the issuance of senior notes and net contributions from Cablevision of $81,515.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $10,008, $60,818, and $79,267 for the years ended December 31, 2011, 2010 and 2009, respectively.

Net Cash Used in Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $129,114 for the year ended December 31, 2011 compared to $306,893 for the year ended December 31, 2010.  The 2011 cash provided by operating activities resulted from income of $103,808 before depreciation and amortization (including impairments), $206,610 of non-cash items, and an $841 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $131,642 resulting from the acquisition of and payment of obligations relating to program rights and a $50,503 increase in current and other assets.

Net cash provided by operating activities of discontinued operations amounted to $306,893 for the year ended December 31, 2010 compared to $390,732 for the year ended December 31, 2009.  The 2010 cash provided by operating activities resulted from income of $266,902 before depreciation and amortization, non-cash items of $379,238 and a decrease in current and other assets of $9,343.  Partially offsetting these increases were decreases in cash of $305,215 resulting from the acquisition of and payment of obligations relating to program rights and a decrease in accounts payable and other liabilities of $43,375.

(73)

Net cash provided by operating activities of discontinued operations amounted to $390,732 for the year ended December 31, 2009.  The 2009 cash provided by operating activities resulted primarily from income of $329,307 before depreciation and amortization, non-cash items of $361,687 and an increase in accounts payable and other liabilities of $29,191.  Partially offsetting these increases were decreases in cash of $258,695 resulting from the acquisition of and payment of obligations relating to program rights and an increase in current and other assets of $70,758.

Net Cash Used in Investing Activities

Net cash used in investing activities of discontinued operations for the year ended December 31, 2011 was $4,086 compared to $22,591 for the year ended December 31, 2010.  The 2011 investing activities consisted of capital expenditures of $4,340, partially offset by other net cash receipts of $254.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2010 was $22,591 compared to $75,237 for the year ended December 31, 2009.  The 2010 investing activities consisted of capital expenditures of $23,240, partially offset by other net cash receipts of $649.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2009 was $75,237 and consisted of capital expenditures of $72,780 and other net cash payments of $2,457.

Net Cash Used in Financing Activities

Net cash used in financing activities of discontinued operations for the year ended December 31, 2011 was $2,857 compared to $207,670 for the year ended December 31, 2010.  The 2011 financing activities consisted primarily of net proceeds from credit facility debt of $667,364, partially offset by the repayment and repurchase of $638,365 of senior notes, additions to deferred financing costs of $23,900 and payments on capital lease obligations of $2,242.

Net cash used in financing activities of discontinued operations for the year ended December 31, 2010 was $207,670 compared to $192,890 for the year ended December 31, 2009.  The 2010 financing activities consist of the repayment of a note payable to Madison Square Garden of $190,000, net repayments of credit facility debt of $105,000, additions to deferred financing of $8,069 and payments on capital lease obligations of $4,215, partially offset by net contributions from Cablevision of $99,614.

Net cash used in financing activities of discontinued operations for the year ended December 31, 2009 was $192,890 and consisted of net bank repayments of $120,000, net distributions to Cablevision of $66,104, payments on capital lease obligations of $4,256 and additions to deferred financing of $2,530.

(74)

LIQUIDITY AND CAPITAL RESOURCES

Cablevision

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

Funding for the Company's Debt Service Requirements

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

We have assessed the implications of the volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $208,681 under our credit facilities, senior notes and notes payable as of December 31, 2011.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and Bresnan Cable revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

(75)

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the year ended December 31, 2011:

	Restricted Group	Newsday LLC(a)	Bresnan Cable	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,783,460	$650,000	$750,734	$-	$5,184,194	$-	$-	$5,184,194
Notes payable	29,227	-	-	-	29,227	-	-	29,227
Capital lease obligations	13,063	1,024	-	28,676	42,763	-	-	42,763
Senior notes and debentures	3,029,694	-	250,000	-	3,279,694	2,920,683	(753,717)	5,446,660
Collateralized indebtedness relating to stock monetizations	-	-	-	455,938	455,938	-	-	455,938
Total debt	$6,855,444	$651,024	$1,000,734	$484,614	$8,991,816	$2,920,683	$(753,717)	$11,158,782

Interest expense	$408,563	$69,521	$59,784	$25,201	$563,069	$242,597	$(59,079)	$746,587
Capital expenditures	$675,211	$3,353	$85,666	$50,577	$814,807	$-	$-	$814,807
______________
(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its $650,000 senior secured loan facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

(76)

The following table provides details of the Company's outstanding credit facility debt:

	Maturity	Interest Rate at December 31,	Carrying Value at December 31,
	Date	2011	2011	2010
Restricted Group:
Revolving loan facility(a)	February 24, 2012	-	$-	$77,990
Extended revolving loan facility	March 31, 2015	-	-	617,010
Term A-1 loan facility	February 24, 2012	-	-	69,016
Term A-3 extended loan facility	March 31, 2015	2.54%	400,690	449,259
Term A-4 extended loan facility	December 31, 2016	2.28%	600,000	-
Term B loan facility	March 29, 2013	-	-	324,254
Term B-2 extended loan facility	March 29, 2016	3.54%	1,133,699	1,145,728
Term B-3 extended loan facility	March 29, 2016	3.29%	1,649,071	1,665,855
Restricted Group credit facility debt			3,783,460	4,349,112

Bresnan Cable:
Term loan facility	December 14, 2017	4.50%	750,734	757,398
Revolving loan facility(b)	December 14, 2015	-	-	-
Bresnan Cable credit facility debt			750,734	757,398

Newsday:
Fixed rate term loan facility	August 1, 2013	10.50%	525,000	525,000
Floating rate term loan facility	August 1, 2013	6.65%	125,000	125,000
Newsday credit facility debt			650,000	650,000

Total credit facility debt			$5,184,194	$5,756,510
______________
(a)
At December 31, 2011, $60,648 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,351,805 of the revolving loan facilities was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
At December 31, 2011, $300 of the revolving loan facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,700 of the revolver was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

Payment Obligations Related to Debt

Total amounts payable by the Company and its subsidiaries in connection with its outstanding obligations during the five years subsequent to December 31, 2011 and thereafter, including related interest, as well as capital lease obligations and the value deliverable at maturity under monetization contracts as of December 31, 2011 are as follows:

	Cablevision	Restricted Group	Bresnan Cable	Newsday	Other Entities		Total

2012	$203,648	$595,697	$69,022	$65,138	$171,391	(a)	$1,104,896
2013	175,750	514,697	61,723	715,096	319,668	(a)	1,786,934
2014	175,750	1,174,629	61,374	220	2,471		1,414,444
2015	175,750	547,785	61,025	195	25,505		810,260
2016	175,750	3,324,403	60,767	68	-		3,560,988
Thereafter	2,454,813	2,888,606	1,040,261	68	-		6,383,748	(b)
Total	$3,361,461	$9,045,817	$1,354,172	$780,785	$519,035		$15,061,270
______________
(a)
Cablevision has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts along with proceeds from the related derivative contracts in full satisfaction of the maturing collateralized indebtedness or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.  The amounts included in the table are $148,175 in 2012 and $307,763 in 2013.

(b)
Excludes the $487,500 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday Holdings LLC, which are pledged to the lenders under its credit facility.

(77)

Restricted Group

As of December 31, 2011, CSC Holdings and those of its subsidiaries which conduct our cable television video operations and high-speed data service, and our VoIP services operations in the New York metropolitan service area, as well as Optimum Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include: capital spending, in particular, the capital requirements associated with the growth of its services such as digital video, high-speed data and voice (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense on its debt securities; distributions to Cablevision to fund dividends paid to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's credit facility.

Amendment and Restatement of Credit Facility

Credit Agreement

On April 13, 2010, CSC Holdings and certain of its subsidiaries, the "Restricted Subsidiaries", entered into an amended credit agreement (the "Credit Agreement"), providing for (i) an amendment and restatement of the credit agreement, dated as of February 24, 2006, as first amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010, and (ii) an amendment to the incremental term supplement, dated as of March 29, 2006 and amended as of May 27, 2009.

Among other things, the Credit Agreement provides for the specific mechanics of extending, from time to time, the revolving credit commitments, term A loans, incremental term loans and any additional facility commitments or additional facility loans, as applicable, with the terms of such extended facility to be documented at the time of such extension in an extended facility agreement.  Under the terms of the Credit Agreement, CSC Holdings entered into three extended facilities as of April 13, 2010, as follows:

•
an extended revolving loan facility agreement (the "Extended Revolving Loan Facility") that provided for the extension of the availability period for lenders holding approximately $820,000 of revolving credit commitments under CSC Holdings' $1,000,000 Revolving Credit Facility to March 31, 2015.  Lenders under the Extended Revolving Loan Facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the Extended Revolving Loan Facility, based upon the cash flow ratio applicable from time to time.  In addition, revolving credit lenders with revolving credit commitments in the aggregate amount of $412,000 executed joinders to the Credit Agreement agreeing to provide increased revolving credit commitments with an availability period expiring on March 31, 2015.

(78)

•
an extended term A facility agreement (the "Term A-3 extended loan facility") that provided for the extension of the maturity date for lenders holding approximately $480,000 of loans under CSC Holdings' existing $650,000 Term A loan facility, at the time of the launch of the transaction, to March 31, 2015.  Lenders under the Term A-3 extended loan facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the Term A-3 extended facility, based upon the cash flow ratio applicable from time to time.

•
an extended incremental term facility agreement (the "Term B-3 extended loan facility") that provided for the extension of the maturity date for lenders holding approximately $1,678,000 under CSC Holdings' existing $2,200,000 incremental term facility, at the time of the launch of the transaction, to March 29, 2016.  Lenders under the Term B-3 extended loan facility are entitled to an extension fee payment of 3.00% per annum of the outstanding loans under the Term B-3 extended loan facility.

On June 30, 2010, the availability period for $20,000 of revolving credit commitments under CSC Holdings' Revolving Loan Facility was extended to March 31, 2015 and the maturity date of $4,786 of loans under CSC Holdings' existing term A facility was extended to March 31, 2015.

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 pre-payment of the unextended term B credit facility.  In addition, in December 2010, the Company utilized $395,000 of its revolver commitments to make a $395,000 equity contribution in Bresnan Cable.

On November 14, 2011, CSC Holdings entered into an extended term A facility Agreement (the "Term A-4 extended loan facility") pursuant to the terms of the Credit Agreement.  The Term A-4 extended loan facility agreement increases the commitments of certain existing term A lenders and includes commitments of certain new term A lenders, with the effect being to create the Term A-4 extended loan facility, providing for $600,000 of extended term A loans with a final maturity date of December 31, 2016.  Lenders under the Term A-4 extended loan facility are entitled to an extension fee payment of between 1.50% and 2.50% per annum of the outstanding extended facility loans under the Term A-4 extended loan facility, based upon the Cash Flow Ratio applicable from time to time; provided that until June 2012 the extension fee shall remain at 2.00% per annum.  In connection with the Term A-4 extended loan facility, the Company incurred deferred financing costs of $4,490, which are being amortized to interest expense over the term of the facility.  A portion of the proceeds from the Term A-4 extended loan facility was used to repay the outstanding balances of the Term A-1 loan facility and Term B loan facility.  In connection with the repayments, the Company recorded a write-off of the remaining unamortized deferred financing costs associated with the Term A-1 loan facility and Term B loan facility of approximately $470.

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.

Credit Facility Repayments

The revolver has no required interim repayments.  The Term A-3 extended loan facility is subject to quarterly repayments of approximately $12,142 through March 2012, approximately $18,213 beginning in June 2012 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  The principal amount of the Term A-4 extended loan facility will be repaid beginning in March 2013 in quarterly installments of $7,500 through December 31, 2013, $15,000 through December 31, 2015, $30,000 through September 30, 2016, and a final principal repayment of $360,000 on December 31, 2016.  The Term B-2 extended loan facility is subject to quarterly repayments of approximately $3,007 through December 2015 and a final payment of approximately $1,085,585 upon maturity in March 2016.  The Term B-3 extended loan facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

(79)

AMC Networks Distribution

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

Financial Covenants for the Restricted Group Credit Facility

The principal financial covenants for the Restricted Group credit facility are summarized below:

	Maximum	Maximum Ratio of	Minimum	Minimum
	Ratio of Total	Senior Secured	Ratio of Cash	Ratio of Cash
	Indebtedness to	Indebtedness to	Flow to Interest	Flow Less Cash
	Cash Flow(a)	Cash Flow(a)	Expense(a)	Taxes to Total Debt(a)

Revolving loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Extended revolving loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-3 extended loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-4 extended loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term B-2 extended loan facility(b)	5.0	4.5	n/a	n/a
Term B-3 extended loan facility(b)	5.0	4.5	n/a	n/a
______________
(a)	As defined in each respective loan facility.
(b)	Incurrence based only.

These covenants and restrictions on the permitted use of borrowed funds in the revolving loan facility may limit CSC Holdings' ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the Restricted Group credit facility there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum ratio of senior secured indebtedness to cash flow (each as defined in the term A-1 loan facility).  CSC Holdings' ability to make restricted payments is also limited by provisions in the Term B loan facility, Term B-2 extended loan facility, Term B-3 extended loan facility, and the indentures covering CSC Holdings' notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under the Restricted Group credit facility as of December 31, 2011.

(80)

Senior Notes

Issuance of CSC Holdings 6-3/4% Senior Notes Due 2021

In November 2011, CSC Holdings issued $1,000,000, aggregate principal amount of 6-3/4% senior notes due November 15, 2021 (the "2021 Notes"). CSC Holdings used the net proceeds of this offering, along with proceeds from the Term A-4 extended loan facility, to repurchase portions of its 8-1/2% senior notes due 2015, 6-3/4% senior notes due 2012 and 8-1/2% senior notes due 2014 (discussed below), and for general corporate purposes.  The 2021 Notes bear interest at a rate of 6-3/4% per annum and mature on November 15, 2021.  In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $21,433, which are being amortized to interest expense over the term of the 2021 Notes.

Tender Offer for Senior Notes

In October 2011, CSC Holdings commenced a cash tender offer for (1) its outstanding $500,000 aggregate principal amount of 8-1/2% senior notes due June 2015 ("June 2015 Notes") for total consideration of $1,085 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,055 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes, (2) its outstanding $191,934 aggregate principal amount of 6-3/4% senior notes due April 2012 ("CSC Holdings April 2012 Notes") for total consideration of $1,020 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000 per $1,000 principal amount of notes plus an early tender premium of $20 per $1,000 principal amount of notes, and (3) its outstanding $834,000 aggregate principal amount of 8-1/2% senior notes due April 2014 ("April 2014 Notes") for total consideration of $1,125 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,095 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.

In connection with the tender offer described above, CSC Holdings repurchased approximately $379,500 aggregate principal amount of the June 2015 Notes, approximately $44,600 aggregate principal amount of the CSC Holdings April 2012 Notes, and approximately $258,400 aggregate principal amount of the April 2014 Notes.  The total amount validly tendered represented approximately 76% of the outstanding principal amount of the June 2015 Notes, approximately 23% of the outstanding principal amount of the CSC Holdings April 2012 Notes, and approximately 31% of the outstanding principal amount of the April 2014 Notes.  Tender premiums aggregating $65,433, along with other transaction costs of approximately $957, have been recorded in loss on extinguishment of debt in the consolidated statement of income for the year ended December 31, 2011.  In addition, unamortized deferred financing costs and discounts related to the portion of the June 2015 Notes, April 2014 Notes and CSC Holdings April 2012 Notes repurchased aggregating approximately $21,302 were written-off in 2011.

Repurchase of Debt Securities

In September 2011, CSC Holdings repurchased $52,683 aggregate principal amount of its outstanding 6-3/4% senior notes due 2012 and $10,000 aggregate principal amount of its outstanding 8-1/2% senior notes due 2014 with cash on hand.  In connection with these repurchases, the Company recognized a loss on extinguishment of debt of approximately $2,218, primarily representing the payments in excess of the principal amount thereof and the write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $810.

(81)

In December 2011, CSC Holdings repurchased $86,339 aggregate principal amount of its outstanding 6-3/4% senior notes due 2012 with cash on hand.  In connection with this repurchase, the Company recognized a loss on extinguishment of debt of approximately $1,457 and the write-off of the unamortized deferred financing costs associated with these notes of approximately $45.

Repayment of CSC Holdings 7-5/8% Senior Notes Due 2011

On April 1, 2011, CSC Holdings' 7-5/8% senior notes matured.  CSC Holdings repaid the principal amount of the notes of $325,796, plus accrued interest, with $275,000 of borrowings under its revolving loan facility and cash-on-hand.

Interest Rate Swaps

As of December 31, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 81% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (56% being fixed rate obligations and 25% is effectively fixed through utilization of these interest rate swap contracts) as of December 31, 2011.  The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2011:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at December 31, 2011*

June 2012	$2,600,000	4.86%	0.54%
______________
*
Represents the weighted average effective floating rate received by the Company under its interest rate swap contracts at December 31, 2011 and does not represent the rates to be received by the Company on future payments.

Bresnan Cable

Credit Facility Debt

We currently expect that net funding and investment requirements for Bresnan Cable for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities and borrowings under its credit facility.

Bresnan Cable has an $840,000 senior secured credit facility which is comprised of two components: a $765,000 term loan facility and a $75,000 revolving loan facility (collectively, the "Bresnan Credit Agreement").  In connection with the financing of the Bresnan acquisition in December 2010, the full $765,000 amount of the term loan facility was drawn, net of an original issue discount of approximately $7,700. The revolving loan facility, which includes a $25,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans, was not drawn in connection with the transaction. Such revolving loan facility is expected to be available to provide for ongoing working capital requirements and for other general corporate purposes of the Company and its subsidiaries.

Borrowings under the Bresnan Credit Agreement bear interest at a floating rate, which at the option of Bresnan Cable may be either 2.0% over a floating base rate or 3.0% over an adjusted LIBOR rate, subject to a LIBOR floor of 1.50%. The Bresnan Credit Agreement requires Bresnan Cable to pay a commitment fee of 0.75% in respect of the average daily unused commitments under the revolving loan facility. Bresnan Cable is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Bresnan Credit Agreement.

(82)

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

Bresnan Cable may voluntarily prepay outstanding loans under the Bresnan Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans, if applicable).  If Bresnan Cable makes a prepayment of term loans in connection with certain refinancing transactions, Bresnan Cable must pay a prepayment premium of 1.00% of the amount of term loans prepaid.

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

The term loan facility requires remaining quarterly repayments of $1,913 from 2012 through September 2017, and $713,363 on December 14, 2017, the maturity date of the term loan facility.  Any amounts outstanding under the revolving loan facility are due at maturity on December 14, 2015.

The Bresnan Credit Agreement contains customary affirmative and negative covenants and also requires Bresnan Cable to comply with the following financial covenants: (i) a maximum ratio of total indebtedness to operating cash flow (as defined) of 7.75:1 decreasing periodically to 5.00:1 on March 31, 2014; (ii) a minimum ratio of operating cash flow to interest expense of 2.00:1 increasing periodically to 2.75:1 on March 31, 2014, and (iii) minimum liquidity (as defined) of $25,000.

Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of December 31, 2011.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday LLC's $650,000 senior secured loan facility is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.   The senior secured loan facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments were required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.

(83)

The principal financial covenant for the senior secured loan facility is a minimum liquidity test of $25,000, which is tested bi-annually on June 30 and December 31.  The senior secured loan facility also contains other affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness (other than permitted senior indebtedness (as defined) not exceeding $50,000 and permitted subordinated indebtedness (as defined) to be used for investments not to exceed $100,000), investments (other than investments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings and out of a $40,000 basket), and dividends and other restricted payments (other than in respect of management and guarantee fees and restricted payments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings).  Certain of the covenants applicable to CSC Holdings under the Newsday LLC senior secured loan facility are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Borrowings by Newsday LLC under its senior secured loan facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.  Newsday LLC will generally be prohibited from using the proceeds received from any repayment of the Cablevision senior notes contributed to Newsday Holdings LLC by CSC Holdings to acquire non-publicly traded notes or debt instruments of Cablevision or CSC Holdings, and Newsday LLC will be required under its senior secured loan facility to maintain cash or cash equivalents or publicly traded notes or debt instruments of Cablevision or CSC Holdings with an aggregate principal amount that exceeds the then-outstanding borrowings by Newsday LLC under its senior secured loan facility.

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of December 31, 2011.

Capital Expenditures

The following table provides details of the Company's capital expenditures for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Capital Expenditures

Customer premise equipment	$203,107	$300,221
Scalable infrastructure	217,066	180,562
Line extensions	40,240	36,137
Upgrade/rebuild	37,013	19,701
Support	156,698	145,153
Total Cable Television	654,124	681,774
Optimum Lightpath	106,163	98,154
Total Telecommunications	760,287	779,928
Other	54,520	43,317
Total Cablevision	$814,807	$823,245

Capital expenditures for 2011 decreased $8,438 (1%) as compared to 2010.  The decrease is primarily due to a decrease in customer premise equipment of $129,594 due to lower expenditures for set top boxes, partially offset by an increase in scalable infrastructure of $22,589 primarily due to enhancements to our network and data transmitting facilities for our high-speed data and voice services in the New York metropolitan service area.  The remaining increase relates to capital expenditures from the newly acquired Bresnan Cable system operations of $78,287 and other net increases from Optimum Lightpath and businesses in our Other segment.

(84)

Monetization Contract Maturities

The following monetization contracts of our Comcast common stock matured since January 1, 2011:

Month of Maturity	Shares covered under monetization contract

January 2011	2,668,875
March 2011	2,732,184
May 2011	2,668,875
August 2011	2,668,875
December 2011	2,668,875

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of new monetization transactions on our Comcast common stock that will mature in January, April, June, September and December 2013.

During the next 12 months, monetization contracts covering 8,069,934 shares of Comcast common stock mature.  The Company intends to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.

(85)

Contractual Obligations and Off Balance Sheet Commitments

The Company's contractual obligations to affiliates and non-affiliates as of December 31, 2011, which consist primarily of our debt obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Purchase obligations(1)	$4,781,546	$1,486,257	$1,728,672	$857,002	$709,615	$-
Operating lease obligations(2)	414,710	71,258	141,367	116,430	85,655	-
Guarantees(3)	26,151	22,685	3,466	-	-	-
Letters of credit(4)	60,948	7,087	1,711	52,150	-	-
	5,283,355	1,587,287	1,875,216	1,025,582	795,270	-
Contractual obligations reflected on the balance sheet:
Debt obligations(5)	15,013,949	1,094,111	3,190,678	4,345,480	6,383,680	-
Capital lease obligations(6)	47,321	10,785	10,700	25,768	68	-
Taxes(7)	65,853	525	-	-	-	65,328
	15,127,123	1,105,421	3,201,378	4,371,248	6,383,748	65,328

Total	$20,410,478	$2,692,708	$5,076,594	$5,396,830	$7,179,018	$65,328
______________
(1)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to the Company's subscribers, minimum purchase obligations to purchase goods or services and contractual obligations under certain employment contracts.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2011 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2011.  See Note 2 to our consolidated financial statements for a discussion of our program rights obligations.

(2)
Operating lease obligations represent primarily future minimum payment commitments on various long-term, noncancelable leases for office, production and storage space, and lease commitments for Clearview Cinemas, and rental space on utility poles used for the Company's Telecommunications Services segment.  See Note 9 to our consolidated financial statements for a discussion of our operating leases.

(3)
Includes franchise and performance surety bonds primarily for the Company's Telecommunications Services segment.  Also includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of shares of Comcast Corporation common stock.  Does not include CSC Holdings' guarantee of Newsday LLC's obligations under its $650,000 senior secured loan facility.  Amounts due by period for this off-balance sheet arrangement represent the year in which the commitment expires.

(4)
Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.  Amounts due by period for this off-balance sheet arrangement represent the year in which the commitment expires.

(5)
Includes interest payments and future payments due on the Company's (i) credit facility debt, (ii) senior notes and debentures, (iii) notes payable and (iv) collateralized indebtedness.  See Notes 11 and 12 to our consolidated financial statements for a discussion of our long-term debt.

(6)	Reflects the principal amount of capital lease obligations, including related interest.
(7)	This amount represents tax liabilities, including accrued interest, relating to uncertain tax positions.

(86)

At any time after the thirteenth anniversary of the closing of the Newsday Transaction  and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company's entire interest in Newsday Holdings LLC at the fair value of the interest at that time.  The table above does not include any future payments that would be required upon the exercise of this put right.

Other Events

Distribution of AMC Networks Inc.

On June 30, 2011, Cablevision completed the AMC Networks Distribution.  As part of the AMC Networks Distribution, a refinancing of AMC Networks created new debt, a portion of which was used to repay all outstanding debt (excluding capital leases) of Rainbow National Services and approximately $1,250,000 of the new AMC Networks debt was issued to CSC Holdings which was used to satisfy and discharge $1,250,000 of outstanding borrowings under the Restricted Group's revolving loan facility.

Common Stock Repurchase

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand and/or borrowings under CSC Holdings' revolving loan facility which would be distributed to Cablevision.

For the year ended December 31, 2011, Cablevision repurchased an aggregate of 20,860,400 shares for a total cost of approximately $539,565, including commissions of $209.  Since inception through December 31, 2011, Cablevision repurchased an aggregate of 31,686,000 shares for a total cost of approximately $856,078, including commissions of $317.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheet.  As of December 31, 2011, the Company had approximately $143,922 of availability remaining under its stock repurchase authorizations.

Dividends

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

October 27, 2011	$0.15	November 11, 2011	December 2, 2011
August 5, 2011	$0.15	August 19, 2011	September 9, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011
February 15, 2011	$0.125	February 28, 2011	March 21, 2011

November 3, 2010	$0.125	November 15, 2010	December 6, 2010
August 4, 2010	$0.125	August 16, 2010	September 7, 2010
May 5, 2010	$0.125	May 17, 2010	June 7, 2010
February 24, 2010	$0.10	March 8, 2010	March 29, 2010

Cablevision paid dividends aggregating $162,032 and $140,734 in 2011 and 2010, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  The CSC Holdings equity distribution payments to Cablevision were funded from cash on hand.  In addition, as of December 31, 2011, up to approximately $8,552 will be paid when, and if, restrictions lapse on restricted shares outstanding.

(87)

On February 22, 2012, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on March 30, 2012 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 9, 2012.

During the years ended December 31, 2011 and 2010, CSC Holdings made equity distribution payments to Cablevision, its sole member, aggregating $929,947 and $556,272, respectively.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest payments on its senior notes;

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and

•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

Additionally on June 30, 2011, CSC Holdings distributed to Cablevision all of the outstanding common stock of AMC Networks and on February 9, 2010, CSC Holdings distributed to Cablevision all of the outstanding common stock of Madison Square Garden.  On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks and on February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of Madison Square Garden.

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

All interest rate swap contracts are carried at their fair values on our consolidated balance sheets, with changes in value reflected in our consolidated statements of income.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2011, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

(88)

See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our consolidated balance sheets with changes in value reflected in our consolidated statements of income, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  ASU No. 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary.  ASU No. 2011-08 was effective for the Company on January 1, 2012.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU No. 2011-04 is to be applied prospectively and was effective for the Company on January 1, 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 7A are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2011, we did not have an early termination shortfall relating to any of these contracts.

(89)

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $455,938 at December 31, 2011.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of December 31, 2011, the fair value and the carrying value of our holdings of Comcast common stock aggregated $509,234.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $50,923.  As of December 31, 2011, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $4,364, a net payable position.  For the year ended December 31, 2011, we recorded a net gain on our outstanding equity derivative contracts of $1,454 and recorded unrealized gains of $37,371 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2010, net payable position	$(59,300)
Change in fair value, net	1,454
Settlement of contracts	53,482
Fair value as of December 31, 2011, net payable position	$(4,364)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast
	8,069,934	2012	$17.57 - $18.85	$21.09	$22.62
	13,407,684	2013	$20.52 - $24.94	$24.63	$29.92
______________
(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2011, the fair value of our fixed rate debt of $7,749,426 was more than its carrying value of $7,207,560 by $541,866.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2011 would increase the estimated fair value of our fixed rate debt by $364,768 to $8,114,194.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Swap Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes.  The Company monitors the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  All such contracts are carried at their fair values on our consolidated balance sheets, with changes in fair value reflected in our consolidated statements of income.

(90)

As of December 31, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  As of December 31, 2011, our outstanding interest rate swap contracts had a fair value and carrying value of $55,383, a net liability position, as reflected under liabilities under derivative contracts in our consolidated balance sheet.  Assuming an immediate and parallel shift in interest rates across the yield curve, a 50 basis point decrease in interest rates prevailing at December 31, 2011 would increase our liability under these derivative contracts by approximately $3,313 to a liability of $58,696.

For the year ended December 31, 2011, we recorded a net loss on interest swap contracts of $7,973, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2010, a net liability position	$(167,278)
Cash payments, net	119,868
Change in fair value, net	(7,973)
Fair value as of December 31, 2011, a net liability position	$(55,383)

Item 8.	Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 117.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2011.

(91)

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation reports appearing on pages I-1, I-2, I-3 and I-4.

Changes in Internal Control

None.

Item 9B.	Other Information

None.

(92)

PART III

Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 29, 2012, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2011, was a director, officer or beneficial owner of more than 10% of the Company's Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure, except that Charles F. Dolan filed a late Form 4 reporting a conversion of Class B common stock into Class A common stock, and David M. Dolan filed a late Form 5 reporting several gifts he made  in 2010 and, on one occasion, did not timely file a Form 4 to report a purchase of Company securities.  A report was subsequently filed by David M. Dolan to report the transaction.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)		The following documents are filed as part of this report:

	1.	The financial statements as indicated in the index set forth on page 117
	2.	Financial statement schedules:
			Page No.
		Schedules supporting consolidated financial statements:
		Schedule I - Condensed Financial Information of Registrants	94
		Schedule II - Valuation and Qualifying Accounts	104

	Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

	3.	The Index to Exhibits is on page 107.

(93)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in thousands, except share and per share amounts)

	2011	2010
ASSETS

Current Assets:

Cash and cash equivalents	$893	$47,077
Prepaid expenses and other current assets	6,297	4,673
Amounts due from affiliates, net	4,667	6,412
Deferred tax asset	32,672	-
Total current assets	44,529	58,162

Deferred tax asset	480,755	416,092
Deferred financing and other costs, net of accumulated amortization of $8,605 and $4,283	37,554	41,876
Investment in affiliate distributed to stockholders	-	64,606
	$562,838	$580,736

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:

Accrued liabilities	$50,189	$62,764
Amounts due to affiliates (principally CSC Holdings)	504,042	497,300
Senior notes	26,825	-
Total current liabilities	581,056	560,064
Other liabilities	2,553	4,999
Senior notes and debentures	2,140,141	2,165,688
Senior notes due to Newsday	753,717	753,717
Deficit investment in affiliate, net	2,659,435	3,391,701

Total liabilities	6,136,902	6,876,169
Commitments and contingencies
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 281,833,547 and 279,582,204 shares issued and 220,170,261 and 241,055,283 shares outstanding	2,818	2,796
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 and 54,148,223 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	1,053,226	7,950
Accumulated deficit	(5,245,483)	(5,494,829)
	(4,188,898)	(5,483,542)
Treasury stock, at cost (61,663,286 and 38,526,921 CNYG Class A common shares)	(1,363,698)	(788,566)
Accumulated other comprehensive loss	(21,468)	(23,325)
Total deficiency	(5,574,064)	(6,295,433)
	$562,838	$580,736

(94)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF INCOME
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009

Revenues, net	$-	$-	$-

Operating expenses	-	-	-

Operating income	-	-	-

Other income (expense):
Interest expense	(242,597)	(240,589)	(176,525)
Interest income	15	176	383
Equity in income of affiliates, net of income taxes	372,654	420,429	229,756
Loss on extinguishment of debt and write-off of deferred financing costs	-	(110,049)	(587)
Miscellaneous, net	-	14	-
	130,072	69,981	53,027
Income from continuing operations before income taxes	130,072	69,981	53,027
Income tax benefit	108,162	137,119	71,078
Income from continuing operations	238,234	207,100	124,105
Income from discontinued operations, net of income taxes	53,623	153,848	161,467
Net income attributable to Cablevision Systems Corporation stockholders	$291,857	$360,948	$285,572

(95)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share amounts)

	2011	2010	2009

Net income	$291,857	$360,948	$285,572

Other comprehensive income (loss), net of tax	-	-	-
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$291,857	$360,948	$285,572

(96)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:

Income from continuing operations	$238,234	$207,100	$124,105

Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Equity in income of affiliates, net of income taxes	(372,654)	(420,429)	(229,756)
Loss on extinguishment of debt and write-off of deferred financing costs	-	110,049	587
Amortization of deferred financing costs, discounts on indebtedness and other costs	5,599	8,546	11,758
Deferred income taxes	(96,185)	(137,119)	(71,078)
Amounts due to/from other affiliates	1,745	(16,935)	5,597
Amounts due to/from CSC Holdings	6,742	(5,332)	(1,865)
Change in assets and liabilities	(12,665)	5,711	10,716

Net cash used in operating activities	(229,184)	(248,409)	(149,936)

Cash flows from investing activities:
Distributions from (contributions to) affiliates	929,947	551,013	(81,515)

Net cash provided by (used in) investing activities	929,947	551,013	(81,515)

Cash flows from financing activities:
Proceeds from issuance of senior notes	-	1,250,000	887,364
Repayment and repurchase of senior notes and debentures, including tender premiums and fees	-	(1,078,212)	(500,515)
Dividend distributions to common stockholders	(162,032)	(140,734)	(123,499)
Proceeds from stock option exercises and settlements	6,471	21,788	16,355
Deemed repurchases of restricted stock	(35,555)	(22,542)	(16,175)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(555,831)	(300,247)	-
Additions to deferred financing costs	-	(26,572)	(19,021)

Net cash provided by (used in) financing activities	(746,947)	(296,519)	244,509

Net increase (decrease) in cash and cash equivalents	(46,184)	6,085	13,058

Cash and cash equivalents at beginning of year	47,077	40,992	27,934

Cash and cash equivalents at end of year	$893	$47,077	$40,992

(97)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
ASSETS

Current Assets:

Cash and cash equivalents	$459,574	$117,721
Restricted cash	27,919	-
Accounts receivable, trade (less allowance for doubtful accounts of $427 and $656)	21,348	22,590
Prepaid expenses and other current assets	45,190	36,511
Amounts due from Cablevision	504,042	497,300
Amounts due from other affiliates	146,531	157,875
Deferred tax asset	70,632	83,477
Total current assets	1,275,236	915,474

Property, plant and equipment, net of accumulated depreciation of $2,296,164 and $2,180,183	599,085	581,435
Investment in affiliates, net	2,080,450	2,417,690
Other receivables	3,279	4,126
Other assets	31,446	26,742
Deferred tax asset	-	48,761
Other amortizable intangible assets, net of accumulated amortization of $1,924 and $1,692	1,792	1,110
Indefinite-lived cable television franchises	95	95
Other indefinite-lived intangible assets	250	250
Goodwill	6,168	6,168
Deferred financing and other costs, net of accumulated amortization of $53,354 and $57,629	63,253	57,164
	$4,061,054	$4,059,015

(98)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
BALANCE SHEETS (continued)
December 31, 2011 and 2010
(Dollars in thousands, except share and per share amounts)

	2011	2010
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$114,840	$115,525
Accrued liabilities	248,927	238,947
Amounts due to affiliates	20,176	5,635
Deferred revenue	5,083	4,765
Liabilities under derivative contracts	55,383	-
Credit facility debt	95,595	149,802
Notes payable	16,174	-
Senior notes	60,997	325,773
Total current liabilities	617,175	840,447

Defined benefit plan and other postretirement plan obligations	50,297	78,885
Deferred revenue	277	465
Liabilities under derivative contracts	-	167,278
Other liabilities	86,373	91,316
Deferred tax liability	52,629	-
Credit facility debt	3,687,865	4,199,310
Notes payable	10,893	-
Senior notes and debentures	2,968,697	2,826,732
Deficit investment in affiliate distributed to sole member	-	3,342
Total liabilities	7,474,206	8,207,775

Commitments and contingencies

Member's Deficiency:
Accumulated deficit	(3,492,409)	(3,375,506)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (14,432,750 membership units issued and outstanding)	854,442	3,788
	(3,391,684)	(4,125,435)
Accumulated other comprehensive loss	(21,468)	(23,325)

Total deficiency	(3,413,152)	(4,148,760)
	$4,061,054	$4,059,015

(99)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF INCOME
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009

Revenues, net	$650,545	$656,245	$629,347

Operating expenses:

Technical and operating (excluding depreciation, amortization and impairments shown below)	348,419	346,395	331,479
Selling, general and administrative	122,190	115,802	117,058
Restructuring expense (credits)	805	(245)	(913)
Depreciation and amortization (including impairments)	179,588	178,618	181,640
	651,002	640,570	629,264

Operating income (loss)	(457)	15,675	83

Other income (expense):
Interest expense	(420,673)	(437,312)	(470,300)
Interest income	593	835	2,389
Equity in income of affiliates, net of income taxes	696,470	741,881	612,766
Gain (loss) on investments, net	-	54	(545)
Loss on interest rate swap contracts, net	(7,973)	(85,013)	(75,631)
Loss on extinguishment of debt and write-off of deferred financing costs	(92,692)	-	(72,870)
Miscellaneous, net	(366)	(353)	(435)
	175,359	220,092	(4,626)
Income (loss) from continuing operations before income taxes	174,902	235,767	(4,543)
Income tax benefit	197,752	184,662	234,299

Income from continuing operations	372,654	420,429	229,756

Income from discontinued operations, net of income taxes	53,623	153,848	161,467

Net income attributable to CSC Holdings, LLC's sole member	$426,277	$574,277	$391,223

(100)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share amounts)

	2011	2010	2009

Net income	$426,277	$574,277	$391,223

Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans:
Net unrecognized gain (loss) arising during period	3,264	11,460	(16,989)
Amortization of actuarial losses included in net periodic pension cost	1,135	3,352	2,239
Amortization of prior service cost included in net periodic pension cost	-	-	15
Other comprehensive income (loss)	4,399	14,812	(14,735)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$430,676	$589,089	$376,488

(101)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:

Income from continuing operations	$372,654	$420,429	$229,756

Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization (including impairments)	179,588	178,618	181,640
Equity in income of affiliates, net of income taxes	(696,470)	(741,881)	(612,766)
Loss (gain) on investments, net	-	(54)	545
Loss on extinguishment of debt and write-off of deferred financing costs	92,692	-	72,870
Amortization of deferred financing costs, discounts on indebtedness and other costs	31,637	30,308	29,935
Share-based compensation expense related to equity classified awards	2,207	2,262	4,052
Deferred income taxes	(203,880)	(188,329)	(235,289)
Provision for doubtful accounts	3,770	4,555	4,000
Amounts due to/from Cablevision	(6,742)	5,332	1,865
Amounts due to/from other affiliates	(55,072)	15,585	(46,766)
Change in assets and liabilities	(161,893)	(32,302)	(37,845)

Net cash used in operating activities	(441,509)	(305,477)	(408,003)

Cash flows from investing activities:
Capital expenditures	(196,447)	(157,728)	(164,820)
Proceeds from sale of equipment, net of costs of disposal	703	648	1,180
Distributions from affiliates	1,478,061	787,689	1,336,267
Decrease in other investments	50	133	1,131
Decrease in restricted cash	-	-	4,875
Additions to other intangible assets	(914)	(257)	(490)

Net cash provided by investing activities	1,281,453	630,485	1,178,143

Cash flows from financing activities:

Proceeds from credit facility debt	1,265,000	795,000	155,000
Repayment of credit facility debt	(580,651)	(514,638)	(390,000)
Proceeds from issuance of senior notes	1,000,000	-	1,250,920
Repayment and repurchase of senior notes and debentures, including tender premiums and fees	(1,227,307)	-	(1,898,225)
Capital contributions from Cablevision	-	5,259	871,597
Distributions to Cablevision	(929,947)	(556,272)	(790,082)
Additions to deferred financing costs	(25,186)	(13,036)	(29,140)

Net cash used in financing activities	(498,091)	(283,687)	(829,930)

Net increase (decrease) in cash and cash equivalents	341,853	41,321	(59,790)

Cash and cash equivalents at beginning of year	117,721	76,400	136,190

Cash and cash equivalents at end of year	$459,574	$117,721	$76,400

(102)

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
NOTES
COMBINED NOTE TO FINANCIAL INFORMATION
(Dollars in thousands)

The condensed financial information of Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings") for the years ended December 31, 2011, 2010 and 2009, should be read in conjunction with the consolidated financial statements of Cablevision Systems Corporation and subsidiaries and the consolidated financial statements of CSC Holdings, LLC and subsidiaries and the notes thereto included elsewhere within this Annual Report on Form 10-K.

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

Total amounts payable by Cablevision and CSC Holdings in connection with their outstanding obligations during the five years subsequent to December 31, 2011 and thereafter, as of December 31, 2011 are as follows:

	Cablevision		CSC Holdings

2012	$26,825		$172,766
2013	-		159,629
2014	-		853,792
2015	-		263,996
2016	-		3,117,517
Thereafter	2,903,717	(a)	2,326,000
Total	$2,930,542		$6,893,700
______________
(a)
Includes the $487,500 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday Holdings LLC, which are pledged to the lenders under its credit facility.  These amounts eliminate in the consolidated financial statements of Cablevision.

Income tax benefit presented in the condensed statements of income for Cablevision and CSC Holdings have been computed on a stand-alone basis.  The income tax expense with regard to affiliate operations is in equity in income (loss) of affiliates, net of income taxes.  The deferred tax asset amounts reflected in the condensed balance sheets for Cablevision and CSC Holdings have similarly been computed on a stand-alone basis.  The deferred tax assets of Cablevision represent the tax benefit of net operating loss carry forwards.  The deferred tax assets of CSC Holdings result from net operating loss carry forwards and differences between the financial reporting carrying amount and the tax bases of assets and liabilities of CSC Holdings.  Deferred tax assets and deferred tax liabilities associated with affiliate operations are included in deficit investment in affiliate and investment in affiliates, net in the condensed balance sheets of Cablevision and CSC Holdings, respectively.  In addition, the deferred tax liability of AMC Networks Inc. as of December 31, 2010 is reflected in Investment in affiliate distributed to stockholders.

(103)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
(Dollars in thousands, except per unit and per share data)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Cablevision Systems Corporation

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$17,786	$57,330	$(60,209)	$14,907

Year Ended December 31, 2010
Allowance for doubtful accounts	$15,710	$63,574	$(61,498)	$17,786

Year Ended December 31, 2009
Allowance for doubtful accounts	$13,508	$64,307	$(62,105)	$15,710

CSC Holdings, LLC

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2011
Allowance for doubtful accounts	$17,786	$57,330	$(60,209)	$14,907

Year Ended December 31, 2010
Allowance for doubtful accounts	$15,710	$63,574	$(61,498)	$17,786

Year Ended December 31, 2009
Allowance for doubtful accounts	$13,508	$64,307	$(62,105)	$15,710

(104)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2012.

Cablevision Systems Corporation
CSC Holdings, LLC

By:	/s/ Gregg G. Seibert
Name:	Gregg G. Seibert
Title:	Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Dolan and Gregg G. Seibert, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities, to sign this report, and file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated on behalf of each of the Registrants.

Name	Title	Date

/s/ James L. Dolan	Chief Executive Officer, President and Director	February 28, 2012
James L. Dolan	(Principal Executive Officer)

/s/ Gregg G. Seibert	Executive Vice President and Chief Financial Officer	February 28, 2012
Gregg G. Seibert	(Principal Financial Officer)

/s/ Victoria M. Mink	Senior Vice President and Controller	February 28, 2012
Victoria M. Mink	(Principal Accounting Officer)

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 28, 2012
Charles F. Dolan

(105)

SIGNATURES

Name	Title	Date

/s/ Rand Araskog	Director	February 28, 2012
Rand Araskog

/s/ Edward C. Atwood	Director	February 28, 2012
Edward C. Atwood

/s/ Frank Biondi	Director	February 28, 2012
Frank Biondi

/s/ Zachary W. Carter	Director	February 28, 2012
Zachary W. Carter

/s/ Deborah Dolan-Sweeney	Director	February 28, 2012
Deborah Dolan-Sweeney

/s/ Kathleen M. Dolan	Director	February 28, 2012
Kathleen M. Dolan

/s/ Kristin A. Dolan	Director	February 28, 2012
Kristin A. Dolan

	Director	February 28, 2012
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 28, 2012
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 28, 2012
Thomas C. Dolan

/s/ Thomas V. Reifenheiser	Director	February 28, 2012
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 28, 2012
John R. Ryan

/s/ Brian Sweeney	Director	February 28, 2012
Brian Sweeney

/s/ Vincent Tese	Director	February 28, 2012
Vincent Tese

/s/ Leonard Tow	Director	February 28, 2012
Leonard Tow

(106)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of Cablevision Systems Corporation (incorporated herein by reference to Annex II to Cablevision's Proxy Statement, dated October 10, 2000, as supplemented).

3.2	Bylaws of Cablevision Systems Corporation (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed on February 10, 2010).

3.3
Certificate of Conversion of a Corporation to a Limited Liability Company of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Cablevision's Current Report on Form 8-K, filed on November 10, 2009).

3.4	Certificate of Formation of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.2 to Cablevision's Current Report on Form 8-K, filed on November 10, 2009).

3.5	Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 3.3 to Cablevision's Current Report on Form 8-K, filed on November 10, 2009).

3.6	Amendment No. 1 to Limited Liability Company Agreement of CSC Holdings, LLC (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed on February 10, 2010).

4.1
Indenture, dated December 1, 1997, relating to CSC Holdings, Inc. $300,000,000 7-7/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.4 to Cablevision's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

4.2
Indenture, dated July 1, 1998, relating to CSC Holdings, Inc. $500,000,000 7-5/8% Senior Debentures due 2018 (incorporated herein by reference to Exhibit 4.1 to CSC Holdings' Registration Statement on Form S-3, Registration No. 333-57407).

4.3
Indenture, dated April 6, 2004, relating to Cablevision Systems Corporation $1,000,000,000 8% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.4
Indenture, dated April 6, 2004, relating to CSC Holdings, Inc. $500,000,000 6-3/4% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.3 to CSC Holdings' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004).

4.5
Indenture, dated June 4, 2008, relating to CSC Holdings, Inc. $500 million 8-1/2% Senior Notes due 2015 (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

4.6
Indenture, dated January 13, 2009, relating to CSC Holdings, Inc. $844,000,000 8-1/2% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

4.7
Indenture, dated February 12, 2009, relating to CSC Holdings, Inc. $526,000,000 8-5/8% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

(107)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

4.8
Indenture, dated September 23, 2009, 8 5/8% Senior Notes due 2017 and 8 5/8% Series B Senior Notes due 2017 (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed on April 2, 2010).

4.9
Indenture, dated December 14, 2010, relating to BBHI Acquisition LLC $250,000,000 8.00% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on December 15, 2010).

4.10
Underwriting Agreement, dated April 12, 2010, relating to Cablevision Systems Corporation $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 1.1 to Cablevision's Current Report on Form 8-K, filed on April 15, 2010).

4.11
Indenture, dated April 2, 2010, relating to $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Registration Statement on Form S-3, Registration No. 333-165887).

4.12
First Supplemental Indenture, dated April 15, 2010, to the Indenture dated April 2, 2010, relating to $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on April 15, 2010).

4.13
Indenture, dated November 15, 2011, relating to 6.75% Senior Notes due 2021 and 6.75% Series B Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on November 16, 2011).

10.1
Registration Rights Agreement, dated January 13, 2010, between Cablevision Systems Corporation and The Charles F. Dolan Children Trusts (incorporated herein by reference to Exhibit 99.5 to Cablevision's Current Report on Form 8-K, filed on January 15, 2010).

10.2
Registration Rights Agreement, dated January 13, 2010, between Cablevision Systems Corporation and Charles F. Dolan and certain Dolan Family Affiliates (incorporated herein by reference to Exhibit 99.6 to Cablevision's Current Report on Form 8-K, filed on January 15, 2010).

10.3	Form of Right of First Refusal Agreement between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.4 to CSC Holdings' Form S-1).

10.4
Amendment to Time Sharing Agreements, dated November 5, 2008, between CSC Transport, Inc. and Sterling Aviation LLC (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).

10.5	Employment Agreement, dated January 27, 1986, between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.9 to Cablevision's Form S-1).

10.6
Amendment to Employment Agreement, dated December 18, 2008, between Cablevision Systems Corporation and Charles F. Dolan. (incorporated herein by reference to Exhibit 10.6 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(108)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.7
Amendment to Employment Agreement, dated June 6, 2011, between Cablevision Systems Corporation and Charles F. Dolan. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.8
Employment Agreement, dated December 24, 2009, between Cablevision Systems Corporation and James L. Dolan (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed on December 24, 2009).

10.9
Employment Agreement, dated December 21, 2009, between Cablevision Systems Corporation and Hank J. Ratner (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed on December 24, 2009).

10.10
Letter Agreement, dated March 29, 2011, between Cablevision Systems Corporation and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed on March 31, 2011).

10.11	Employment Agreement, dated February 1, 2012, between Cablevision Systems Corporation and David G. Ellen.

10.12	Supplemental Benefit Plan of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).

10.13	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's June 3, 2003 Proxy Statement).

10.14	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's May 18, 2006 Proxy Statement).

10.15
Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.16	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision's June 3, 2003 Proxy Statement).

10.17	Cablevision Systems Corporation 2011 Cash Incentive Plan (incorporated herein by reference to Exhibit A to Cablevision's April 21, 2011 Proxy Statement).

10.18	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision's June 3, 2003 Proxy Statement).

10.19	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision's May 18, 2006 Proxy Statement).

10.20	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to Cablevision's Annual Report on Form 10-K for fiscal year ended December 31, 2003).

(109)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.21
Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, Inc., as Tenant, dated November 1, 1997 (incorporated herein by reference to Exhibit 10.56 to Cablevision's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.22
Agreement and Plan of Merger, dated June 13, 2010, by and among Bresnan Broadband Holdings, LLC, Providence Equity Bresnan Cable LLC, BBHI Holdings LLC, BBHI Acquisition LLC and Solely for the Purposes of Sections 5.4(c) and 8.2(d), CSC Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to Cablevisions Current Report on Form 8-K, filed June 17, 2010).

10.23
Letter Agreement, dated January 12, 2004, between DTV Norwich, LLC, wholly-owned by George S. Blumenthal and Company, LLC and Rainbow MVDDS Company, LLC (incorporated herein by reference to Exhibit 10.43 to Cablevision's Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.24
Credit Agreement, dated February 24, 2006 among CSC Holdings, Inc., as the Company, certain subsidiaries of the company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.41 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.25
First Amendment, dated March 27, 2006, to Credit Agreement, dated February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

(110)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.26
Second Amendment, dated March 29, 2006, to the Credit Agreement, dated February 24, 2006, among CSC Holdings, Inc., as the Company, certain subsidiaries of the Company, as Restricted Subsidiaries, the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Banc of America Securities LLC and Citigroup Global Markets Inc., as Joint Lead Arrangers, Banc of Americas Securities LLC, Citigroup Global Markets Inc. and JPMorgan Securities, Inc., as Book Runners on the Revolving Credit Facility and the Term A Facility, Citibank, N.A., as Syndication Agent, and Credit Suisse, Bear Stearns Corporate Lending Inc., JPMorgan Securities, Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.3 to Cablevisions' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.27
Amendment Agreement, dated May 27, 2009, among CSC Holdings, Inc., the Restricted Subsidiaries listed on the signature pages thereto, the financial institutions listed on the signature pages thereto and Bank of America, N.A., as Administrative Agent (i) attaching an amended and restated Credit Agreement, dated February 24, 2006, among CSC Holdings, the Restricted Subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, and (ii) providing for an amendment to the Incremental Term Supplement, dated March 29, 2006, among CSC Holdings, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 2, 2009).

10.28
Amendment Agreement, dated April 13, 2010, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the Restricted Subsidiaries listed on the signature pages thereto, the financial institutions listed on the signature pages thereto and Bank of America, N.A., as Administrative Agent. (i) attaching an amended and restated Credit Agreement, dated February 24, 2006, among CSC Holdings, the Restricted Subsidiaries party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, and (ii) providing for an amendment to the Incremental Term Supplement, dated March 29, 2006, among CSC Holdings, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed April 15, 2010).

10.29
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

10.30
Extended Revolving Credit Facility Agreement, dated April 13, 2010, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the lenders which are parties thereto and Bank of America, N.A., as Administrative Agent, the Company, certain of its subsidiaries named therein, the several lenders whose names are set forth on the signature pages thereof, and the Administrative Agent have entered into that certain Credit Agreement, dated February 24, 2006, amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010 (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed April 15, 2010).

10.31
Extended Term A Facility Agreement, dated April 13, 2010, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the lenders which are parties thereto  and Bank of America, N.A., as Administrative Agent, the Company, certain of its subsidiaries named therein, the several lenders whose names are set forth on the signature pages thereof, and the Administrative Agent have entered into that certain Credit Agreement, dated February 24, 2006, amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010 (incorporated herein by reference to Exhibit 10.4 to Cablevision's Current Report on Form 8-K, filed April 15, 2010).

10.32
Extended Incremental Term Facility Agreement, dated April 13, 2010, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the lenders which are parties thereto and Bank of America, N.A., as Administrative Agent, the Company, certain of its subsidiaries named therein, the several lenders whose names are set forth on the signature pages thereof, and the Administrative Agent have entered into that certain Credit Agreement, dated February 24, 2006, amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010 (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed April 15, 2010).

10.33
Incremental Term Supplement, dated March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006).

10.34
Extended Term A Facility Agreement, dated November 14, 2011, among CSC Holdings, LLC (formerly known as CSC Holdings, Inc.), the lenders which are parties thereto  and Bank of America, N.A., as Administrative Agent, the Company, certain of its subsidiaries named therein, the several lenders whose names are set forth on the signature pages thereof, and the Administrative Agent have entered into that certain Credit Agreement, dated February 24, 2006, amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010 (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 16, 2011).

10.35
Pledge Agreement, dated February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc. as Pledgors and Bank of America, N.A. as Secured Party (incorporated herein by reference to Exhibit 10.42 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.36
Schedule II to the Incremental Term Supplement, dated March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.41 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.37
Credit Agreement, dated July 29, 2008, among Newsday LLC, as the Borrower, CSC Holdings, Inc., as CSC Holdings, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Banc Of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets as Joint Book Managers (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

(111)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.38
First Amendment, dated October 22, 2009, to the Credit Agreement dated July 29, 2008 among Newsday LLC, as the Borrower, CSC Holdings, Inc., as CSC Holdings, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Banc Of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets as Joint Book Managers.  (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009).

10.39
Credit Agreement, dated December 14, 2010, among BBHI Acquisition LLC, as the Borrower, BBHI Holdings LLC, the Lender Party thereto, Citibank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Join Lead Arrangers and Joint Bookrunning Managers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Credit Suisse AG, and UBS Securities LLC as Documentation Agents. (incorporated herein by reference to Exhibit 10.1 to Cablevisions Current Report on Form 8-K, filed on December 15, 2010).

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

10.44	Form of Options Agreement (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.45	Form of Restricted Shares Agreement (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.46	Form of Performance Award Agreement (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.47	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.48	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

(112)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.49	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

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

10.53
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.54
Time Sharing Agreement, dated November 22, 2006, between CSC Transport V, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.55
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.56
Time Sharing Agreement, dated November 22, 2006, between CSC Transport V, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.4 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.57
Time Sharing Agreement, dated June 19, 2007, between CSC Transport IV, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.58
Time Sharing Agreement, dated June 19, 2007, between CSC Transport V, Inc. and Hank J. Ratner (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 22, 2007).

10.59	Time Sharing Agreement, dated February 1, 2012, between CSC Transport IV, Inc. and David G. Ellen.

10.60
Time Sharing Agreement, dated March 29, 2011, between CSC Transport IV, Inc. and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed March 31, 2011).

10.61
Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., Dolan Family Office, LLC and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

(113)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.62
Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp. and Patrick F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.63
Aircraft Dry Lease Agreement, dated February 16, 2011, by and between Sterling Aviation LLC and CSC Transport, Inc. (incorporated herein by reference to Exhibit 10.68 to Cablevision's Current Report on Form 8-K, filed February 16, 2011).

10.64
Formation Agreement, dated May 11, 2008, among CSC Holdings, Inc., NMG Holdings, Inc., Tribune Company and Newsday, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.65	Form of Tax Matters Agreement between CSC Holdings, Inc. and Tribune Company (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.66	Form of Limited Liability Agreement of Newsday LLC (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.67
Distribution Agreement, dated January 12, 2010, by and between Cablevision Systems Corporation, and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.68
Transition Services Agreement, dated January 12, 2010, by and between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.69
Employee Matters Agreement, January 12, 2010, by and between Cablevision Systems Corporation and Madison Square Garden, Inc. dated January 12, 2010 (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.70
Distribution Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.71
Contribution Agreement, dated June 6, 2011, among Cablevision Systems Corporation, CSC Holdings, LLC and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.72
Form of Transition Services Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.73
Tax Disaffiliation Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.5 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

(114)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.74
Form of Employee Matters Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.6 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.75
Form of Termination Agreement among CSC Holdings, LLC, American Movie Classics Company LLC and WE: Women's Entertainment LLC. (incorporated herein by reference to Exhibit 99.7 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.76	Cablevision Systems Corporation Related Party Transaction Approval Policy. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).

10.77
Cablevision Systems Corporation Policy Concerning Certain Matters Relating to The Madison Square Garden Company and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).

10.78
Letter Agreement, dated June 6, 2011, between CSC Holdings, LLC and AMC Networks Inc. regarding VOOM Litigation. (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal Quarter ended June 30, 2011).

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 1350 Certification of the CEO and CFO.

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders' Deficiency of Cablevision and the Consolidated Statements of Changes in Total Deficiency of CSC Holdings; and (vi) the Combined Notes to Consolidated Financial Statements.

(115)

(116)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Cablevision Systems Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Cablevision Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  CSC Holdings, LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, CSC Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2011.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 28, 2012

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
ASSETS

Current Assets:

Cash and cash equivalents	$611,947	$313,991
Restricted cash	29,068	1,149
Accounts receivable, trade (less allowance for doubtful accounts of $14,907 and $17,786)	295,277	295,149
Prepaid expenses and other current assets	135,579	127,058
Amounts due from affiliates	6,818	25,127
Deferred tax asset	84,925	103,645
Investment securities pledged as collateral	191,338	235,932
Assets distributed to stockholders in 2011	-	564,231
Total current assets	1,354,952	1,666,282

Property, plant and equipment, net of accumulated depreciation of $9,221,694 and $8,564,884	3,269,232	3,361,590
Other receivables	3,279	4,843
Investment securities pledged as collateral	317,896	235,932
Derivative contracts	18,617	-
Other assets	53,871	44,086
Deferred tax asset	-	99,287
Amortizable intangible assets, net of accumulated amortization of $115,043 and $60,028	252,871	292,144
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	55,895	66,895
Goodwill	442,773	442,067
Deferred financing and other costs, net of accumulated amortization of $81,269 and $72,642	133,711	140,064
Assets distributed to stockholders in 2011	-	1,273,674
	$7,143,325	$8,867,092

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2011 and 2010
(Dollars in thousands, except share and per share amounts)

	2011	2010
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$455,654	$435,816
Accrued liabilities:
Interest	146,885	148,734
Employee related costs	246,756	263,134
Other accrued expenses	210,599	222,607
Amounts due to affiliates	32,682	31,517
Deferred revenue	61,599	52,732
Liabilities under derivative contracts	75,223	47,251
Credit facility debt	103,245	157,452
Collateralized indebtedness	148,175	161,358
Capital lease obligations	9,174	1,531
Notes payable	17,614	-
Senior notes	87,822	325,773
Liabilities distributed to stockholders in 2011	-	336,491
Total current liabilities	1,595,428	2,184,396

Defined benefit plan and other postretirement plan obligations	50,297	78,885
Deferred revenue	10,896	10,946
Liabilities under derivative contracts	3,141	179,327
Other liabilities	170,568	195,033
Deferred tax liability	80,546	-
Credit facility debt	5,080,949	5,599,058
Collateralized indebtedness	307,763	191,248
Capital lease obligations	33,589	29,706
Notes payable	11,613	-
Senior notes and debentures	5,358,838	5,242,420
Liabilities distributed to stockholders in 2011	-	1,436,808
Total liabilities	12,703,628	15,147,827

Commitments and contingencies

Redeemable noncontrolling interests	13,761	14,698

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 281,833,547 and 279,582,204 shares issued and 220,170,261 and 241,055,283 shares outstanding	2,818	2,796
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 and 54,148,223 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	1,051,435	6,465
Accumulated deficit	(5,245,483)	(5,494,829)
	(4,190,689)	(5,485,027)
Treasury stock, at cost (61,663,286 and 38,526,921 CNYG Class A common shares)	(1,363,698)	(788,566)
Accumulated other comprehensive loss	(21,468)	(23,325)
Total stockholders' deficiency	(5,575,855)	(6,296,918)
Noncontrolling interest	1,791	1,485
Total deficiency	(5,574,064)	(6,295,433)
	$7,143,325	$8,867,092

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share amounts)

	2011	2010	2009

Revenues, net (including revenues, net from affiliates of $5,222, $4,381 and $4,183, respectively) (see Note 17)	$6,700,848	$6,177,575	$5,900,074

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $178,831, $171,642 and $144,542, respectively) (see Note 17)	2,968,540	2,663,748	2,532,844
Selling, general and administrative (net of charges to affiliates of $16,994, $23,083 and $36,552, respectively) (see Note 17)	1,482,344	1,440,731	1,389,525
Restructuring expense (credits)	6,311	(58)	5,583
Depreciation and amortization (including impairments)	1,014,974	887,092	916,408
	5,472,169	4,991,513	4,844,360

Operating income	1,228,679	1,186,062	1,055,714

Other income (expense):
Interest expense	(746,587)	(711,293)	(673,192)
Interest income	881	542	3,378
Gain on sale of affiliate interests	683	2,051	-
Gain (loss) on investments, net	37,384	109,813	(977)
Gain (loss) on equity derivative contracts, net	1,454	(72,044)	631
Loss on interest rate swap contracts, net	(7,973)	(85,013)	(75,631)
Loss on extinguishment of debt and write-off of deferred financing costs	(92,692)	(110,049)	(73,457)
Miscellaneous, net	1,265	1,447	543
	(805,585)	(864,546)	(818,705)
Income from continuing operations before income taxes	423,094	321,516	237,009
Income tax expense	(184,436)	(113,767)	(113,177)
Income from continuing operations	238,658	207,749	123,832
Income from discontinued operations, net of income taxes	53,623	153,848	161,467
Net income	292,281	361,597	285,299
Net loss (income) attributable to noncontrolling interests	(424)	(649)	273
Net income attributable to Cablevision Systems Corporation stockholders	$291,857	$360,948	$285,572

INCOME PER SHARE:

Basic net income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.86	$0.71	$0.43

Income from discontinued operations	$0.19	$0.52	$0.55

Net income	$1.06	$1.23	$0.98

Basic weighted average common shares (in thousands)	276,369	293,165	291,759

Diluted net income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.84	$0.69	$0.42

Income from discontinued operations	$0.19	$0.51	$0.54

Net income	$1.02	$1.20	$0.96

Diluted weighted average common shares (in thousands)	284,904	301,880	298,444

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$238,234	$207,100	$124,105
Income from discontinued operations, net of income taxes	53,623	153,848	161,467
Net income	$291,857	$360,948	$285,572
Cash dividends declared and paid per share of common stock	$0.575	$0.475	$0.40

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share amounts)

	2011	2010	2009

Net income	$292,281	$361,597	$285,299

Other comprehensive income (loss), net of tax:
Defined benefit pension plans and postretirement plans:
Net unrecognized gain (loss) arising during period	3,264	11,460	(16,989)
Amortization of actuarial losses included in net periodic pension cost	1,135	3,352	2,239
Amortization of prior service cost included in net periodic pension cost	-	-	15
Other comprehensive income (loss)	4,399	14,812	(14,735)
Comprehensive loss (income) attributable to noncontrolling interests	(424)	(649)	273
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$296,256	$375,760	$270,837

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Income (Loss)	Deficiency	Interest	Deficiency

Balance at January 1, 2009	$2,672	$549	$132,425	$(5,035,286)	$(433,326)	$(35,025)	$(5,367,991)	$333	$(5,367,658)
Net income attributable to Cablevision Systems Corporation stockholders	-	-	-	285,572	-	-	285,572	-	285,572
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	761	761
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	(14,735)	(14,735)	-	(14,735)
Proceeds from exercise of options and issuance of restricted shares	64	-	16,291	-	-	-	16,355	-	16,355
Recognition of equity-based stock compensation arrangements	-	-	65,311	-	-	-	65,311	-	65,311
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	6	-	(16,181)	-	(16,175)	-	(16,175)
Conversion of CNYG Class B common stock to CNYG Class A common stock	5	(5)	-	-	-	-	-	-	-
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(123,095)	-	-	-	(123,095)	-	(123,095)
Adjustments to noncontrolling interests	-	-	(1,197)	-	-	-	(1,197)	(573)	(1,770)

Balance at December 31, 2009	$2,741	$544	$89,741	$(4,749,714)	$(449,507)	$(49,760)	$(5,155,955)	$521	$(5,155,434)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Income (Loss)	Deficiency	Interest	Deficiency

Balance at January 1, 2010	$2,741	$544	$89,741	$(4,749,714)	$(449,507)	$(49,760)	$(5,155,955)	$521	$(5,155,434)
Net income attributable to Cablevision Systems Corporation stockholders	-	-	-	360,948	-	-	360,948	-	360,948
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	1,249	1,249
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	14,812	14,812	-	14,812
Proceeds from exercise of options and issuance of restricted shares	52	-	21,736	-	-	-	21,788	-	21,788
Recognition of equity-based stock compensation arrangements	-	-	60,151	-	-	-	60,151	-	60,151
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	4	-	(22,546)	-	(22,542)	-	(22,542)
Treasury stock acquired through share repurchase program	-	-	-	-	(316,513)	-	(316,513)	-	(316,513)
Conversion of CNYG Class B common stock to CNYG Class A common stock	3	(3)	-	-	-	-	-	-	-
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(68,048)	(75,751)	-	-	(143,799)	-	(143,799)
Distribution of Madison Square Garden	-	-	(98,514)	(1,028,982)	-	11,623	(1,115,873)	-	(1,115,873)
Impact of exchange of notes due to Newsday Holdings LLC, net of income taxes	-	-	1,285	(789)	-	-	496	-	496
Adjustments to noncontrolling interests	-	-	110	(541)	-	-	(431)	(285)	(716)

Balance at December 31, 2010	$2,796	$541	$6,465	$(5,494,829)	$(788,566)	$(23,325)	$(6,296,918)	$1,485	$(6,295,433)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Income (Loss)	Deficiency	Interest	Deficiency

Balance at January 1, 2011	$2,796	$541	$6,465	$(5,494,829)	$(788,566)	$(23,325)	$(6,296,918)	$1,485	$(6,295,433)
Net income attributable to Cablevision Systems Corporation stockholders	-	-	-	291,857	-	-	291,857	-	291,857
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	1,617	1,617
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	4,399	4,399	-	4,399
Proceeds from exercise of options and issuance of restricted shares	22	-	6,449	-	-	-	6,471	-	6,471
Recognition of equity-based stock compensation arrangements	-	-	50,643	-	-	-	50,643	-	50,643
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	12	-	(35,567)	-	(35,555)	-	(35,555)
Treasury stock acquired through share repurchase program	-	-	-	-	(539,565)	-	(539,565)	-	(539,565)
Deferred tax adjustments relating to distribution of Madison Square Garden	-	-	(2,425)	-	-	(2,542)	(4,967)	-	(4,967)
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(120,612)	(42,511)	-	-	(163,123)	-	(163,123)
Distribution of AMC Networks Inc.	-	-	1,111,159	-	-	-	1,111,159	-	1,111,159
Adjustments to noncontrolling interests	-	-	(256)	-	-	-	(256)	(1,311)	(1,567)

Balance at December 31, 2011	$2,818	$541	$1,051,435	$(5,245,483)	$(1,363,698)	$(21,468)	$(5,575,855)	$1,791	$(5,574,064)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:

Income from continuing operations	$238,658	$207,749	$123,832

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,014,974	887,092	916,408
Non-cash restructuring expense	-	-	2,129
Gain on sale of affiliate interests	(683)	(2,051)	-
Loss (gain) on investments, net	(37,384)	(109,813)	977
Loss (gain) on equity derivative contracts, net	(1,454)	72,044	(631)
Loss on extinguishment of debt and write-off of deferred financing costs	92,692	110,049	73,457
Amortization of deferred financing costs, discounts on indebtedness and other costs	46,785	40,739	43,514
Share-based compensation expense related to equity classified awards	44,877	48,434	47,143
Deferred income taxes	157,219	95,682	95,750
Provision for doubtful accounts	57,330	63,574	64,307
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(57,133)	(81,909)	(42,581)
Other receivables	12,059	(8,330)	18,751
Prepaid expenses and other assets	(28,241)	9	3,975
Advances/payables to affiliates	25,444	(934)	(4,673)
Accounts payable	(4,509)	65,886	10,489
Accrued liabilities	(60,510)	19,577	(59,516)
Deferred revenue	9,500	(3,997)	6,216
Derivative contracts	(111,895)	(44,183)	(52,408)

Net cash provided by operating activities	1,397,729	1,359,618	1,247,139

Cash flows from investing activities:
Capital expenditures	(814,807)	(823,245)	(737,524)
Payments for acquisitions, net of cash acquired	(7,776)	(1,356,500)	98
Proceeds from sale of equipment, net of costs of disposal	667	2,382	2,184
Contributions to Madison Square Garden	-	-	(148)
Proceeds from sale of affiliate interests	750	6,990	-
Decrease in other investments	50	133	1,131
Distributions from (contributions to) AMC Networks	-	(99,614)	66,252
Decrease in restricted cash	-	-	4,875
Additions to other intangible assets	(10,797)	(2,175)	(4,141)

Net cash used in investing activities	(831,913)	(2,272,029)	(667,273)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from financing activities:
Proceeds from credit facility debt	1,265,000	1,552,350	155,000
Repayment of credit facility debt	(588,301)	(514,638)	(390,000)
Proceeds from issuance of senior notes	1,000,000	1,500,000	2,138,284
Repayment and repurchase of senior notes and debentures, including tender premiums and fees	(1,227,307)	(1,078,212)	(2,398,740)
Proceeds from collateralized indebtedness	307,763	148,174	161,358
Repayment of collateralized indebtedness and related derivative contracts	(257,913)	(148,174)	(161,358)
Dividend distributions to common stockholders	(162,032)	(140,734)	(123,499)
Proceeds from stock option exercises and settlements	6,471	21,788	16,355
Principal payments on capital lease obligations	(3,226)	(1,377)	(1,355)
Deemed repurchases of restricted stock	(35,555)	(22,542)	(16,175)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(555,831)	(300,247)	-
Additions to deferred financing costs	(25,626)	(65,723)	(49,775)
Distributions to noncontrolling partners, net	(1,311)	(285)	(573)

Net cash provided by (used in) financing activities	(277,868)	950,380	(670,478)

Net increase (decrease) in cash and cash equivalents from continuing operations	287,948	37,969	(90,612)
Cash flows of discontinued operations:
Net cash provided by operating activities	129,114	306,893	390,732
Net cash used in investing activities	(4,086)	(22,591)	(75,237)
Net cash provided by (used in) financing activities	2,857	(207,670)	(192,890)
Effect of change in cash related to discontinued operations	(117,877)	(15,814)	(43,338)
Net increase in cash and cash equivalents from discontinued operations	10,008	60,818	79,267

Cash and cash equivalents at beginning of year	313,991	215,204	226,549

Cash and cash equivalents at end of year	$611,947	$313,991	$215,204

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(Dollars in thousands)

	2011	2010
ASSETS

Current Assets:

Cash and cash equivalents	$611,054	$266,914
Restricted cash	29,068	1,149
Accounts receivable, trade (less allowance for doubtful accounts of $14,907 and $17,786)	295,277	295,149
Prepaid expenses and other current assets	129,282	122,385
Amounts due from affiliates (primarily due from Cablevision)	503,576	515,698
Deferred tax asset	91,372	155,487
Investment securities pledged as collateral	191,338	235,932
Assets distributed to sole member in 2011	-	564,231
Total current assets	1,850,967	2,156,945

Property, plant and equipment, net of accumulated depreciation of $9,221,694 and $8,564,884	3,269,232	3,361,590
Other receivables	3,279	4,843
Investment securities pledged as collateral	317,896	235,932
Derivative contracts	18,617	-
Other assets	53,871	44,086
Amortizable intangible assets, net of accumulated amortization of $115,043 and $60,028	252,871	292,144
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	55,895	66,895
Goodwill	442,773	442,067
Deferred financing and other costs, net of accumulated amortization of $72,664 and $68,358	96,156	98,188
Assets distributed to sole member in 2011	-	1,229,374
	$7,601,785	$9,172,292

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2011 and 2010
(Dollars in thousands, except share and per share amounts)

	2011	2010
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$455,654	$435,816
Accrued liabilities:
Interest	102,861	104,709
Employee related costs	240,757	260,672
Other accrued expenses	210,432	206,330
Amounts due to affiliates	30,065	31,200
Deferred revenue	61,599	52,732
Liabilities under derivative contracts	75,223	47,251
Credit facility debt	103,245	157,452
Collateralized indebtedness	148,175	161,358
Capital lease obligations	9,174	1,531
Notes payable	17,614	-
Senior notes	60,997	325,773
Liabilities distributed to sole member in 2011	-	336,491
Total current liabilities	1,515,796	2,121,315

Defined benefit plan and other postretirement plan obligations	50,297	78,885
Deferred revenue	10,896	10,946
Liabilities under derivative contracts	3,141	179,327
Other liabilities	168,015	190,034
Deferred tax liability	600,420	368,647
Credit facility debt	5,080,949	5,599,058
Collateralized indebtedness	307,763	191,248
Capital lease obligations	33,589	29,706
Notes payable	11,613	-
Senior notes and debentures	3,218,697	3,076,732
Liabilities distributed to sole member in 2011	-	1,460,456
Total liabilities	11,001,176	13,306,354

Commitments and contingencies

Redeemable noncontrolling interests	13,761	14,698

Member's Deficiency:
Accumulated deficit	(3,492,409)	(3,375,506)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (14,432,750 membership units issued and outstanding)	852,651	2,303
	(3,393,475)	(4,126,920)
Accumulated other comprehensive loss	(21,468)	(23,325)

Total member's deficiency	(3,414,943)	(4,150,245)
Noncontrolling interest	1,791	1,485
Total deficiency	(3,413,152)	(4,148,760)
	$7,601,785	$9,172,292
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Revenues, net (including revenues, net from affiliates of $5,222, $4,381 and $4,183, respectively) (see Note 17)	$6,700,848	$6,177,575	$5,900,074

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $178,831, $171,642 and $144,542, respectively) (see Note 17)	2,968,540	2,663,748	2,532,844
Selling, general and administrative (net of charges to affiliates of $16,994, $23,083 and $36,552, respectively) (see Note 17)	1,482,344	1,440,731	1,389,525
Restructuring expense (credits)	6,311	(58)	5,583
Depreciation and amortization (including impairments)	1,014,974	887,092	916,408
	5,472,169	4,991,513	4,844,360

Operating income	1,228,679	1,186,062	1,055,714

Other income (expense):
Interest expense	(563,069)	(531,210)	(559,072)
Interest income	59,945	60,872	65,400
Gain on sale of affiliate interests	683	2,051	-
Gain (loss) on investments, net	37,384	109,813	(977)
Gain (loss) on equity derivative contracts, net	1,454	(72,044)	631
Loss on interest rate swap contracts, net	(7,973)	(85,013)	(75,631)
Loss on extinguishment of debt and write-off of deferred financing costs	(92,692)	-	(72,870)
Miscellaneous, net	1,265	1,433	543
	(563,003)	(514,098)	(641,976)
Income from continuing operations before income taxes	665,676	671,964	413,738
Income tax expense	(292,598)	(250,886)	(184,255)

Income from continuing operations	373,078	421,078	229,483

Income from discontinued operations, net of income taxes	53,623	153,848	161,467

Net income	426,701	574,926	390,950
Net loss (income) attributable to noncontrolling interests	(424)	(649)	273
Net income attributable to CSC Holdings, LLC's sole member	$426,277	$574,277	$391,223

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$372,654	$420,429	$229,756
Income from discontinued operations, net of income taxes	53,623	153,848	161,467
Net income	$426,277	$574,277	$391,223

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share amounts)

	2011	2010	2009

Net income	$426,701	$574,926	$390,950

Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans:
Net unrecognized gain (loss) arising during period	3,264	11,460	(16,989)
Amortization of actuarial losses included in net periodic pension cost	1,135	3,352	2,239
Amortization of prior service cost included in net periodic pension cost	-	-	15
Other comprehensive income (loss)	4,399	14,812	(14,735)
Comprehensive loss (income) attributable to noncontrolling interests	(424)	(649)	273
Comprehensive income attributable to CSC Holdings, LLC's sole member	$430,676	$589,089	$376,488

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Deficiency	Noncontrolling Interest	Total Deficiency

Balance at January 1, 2009	$128	$839,135	$(3,754,905)	$(653,115)	$-	$(35,025)	$(3,603,782)	$333	$(3,603,449)
Net income attributable to CSC Holdings, LLC's sole member	-	-	391,223	-	-	-	391,223	-	391,223
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	761	761
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	(14,735)	(14,735)	-	(14,735)
Recognition of equity-based stock compensation arrangements	-	64,660	-	-	-	-	64,660	-	64,660
Distributions to Cablevision	-	(790,082)	-	-	-	-	(790,082)	-	(790,082)
Contributions from Cablevision	16	871,581	-	-	-	-	871,597	-	871,597
Accretion of discount on note due from Cablevision	-	-	-	(7,836)	-	-	(7,836)	-	(7,836)
Adjustments to noncontrolling interests	-	(1,197)	-	-	-	-	(1,197)	(573)	(1,770)
Change in legal structure	(144)	(984,097)	-	-	984,241	-	-	-	-

Balance at December 31, 2009	-	-	(3,363,682)	(660,951)	984,241	(49,760)	(3,090,152)	521	(3,089,631)
Net income attributable to CSC Holdings, LLC's sole member	-	-	574,277	-	-	-	574,277	-	574,277
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	1,249	1,249
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	14,812	14,812	-	14,812
Recognition of equity-based stock compensation arrangements	-	-	-	-	60,151	-	60,151	-	60,151
Distributions to Cablevision	-	-	(450,115)	-	(106,157)	-	(556,272)	-	(556,272)
Contributions from Cablevision
Accretion of discount on notes due from Cablevision	-	-	-	(3,131)	-	-	(3,131)	-	(3,131)
Distribution of Madison Square Garden	-	-	(134,869)	-	(992,627)	11,623	(1,115,873)	-	(1,115,873)
Impact of exchange of notes due from Cablevision, net of income taxes	-	-	(209)	(89,635)	56,218	-	(33,626)	-	(33,626)
Adjustments to noncontrolling interests	-	-	(908)	-	477	-	(431)	(285)	(716)

Balance at December 31, 2010	$-	$-	$(3,375,506)	$(753,717)	$2,303	$(23,325)	$(4,150,245)	$1,485	$(4,148,760)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY (continued)
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Income (Loss)	Total Member's Deficiency	Noncontrolling Interest	Total Deficiency

Balance at January 1, 2011	$-	$-	$(3,375,506)	$(753,717)	$2,303	$(23,325)	$(4,150,245)	$1,485	$(4,148,760)
Net income attributable to CSC Holdings, LLC's sole member	-	-	426,277	-	-	-	426,277	-	426,277
Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	1,617	1,617
Pension and post-retirement plan liability adjustments, net of income taxes	-	-	-	-	-	4,399	4,399	-	4,399
Recognition of equity-based stock compensation arrangements	-	-	-	-	50,643	-	50,643	-	50,643
Distributions to Cablevision	-	-	(543,180)	-	(386,767)	-	(929,947)	-	(929,947)
Excess tax benefit on share-based awards	-	-	-	-	11,196	-	11,196	-	11,196
Deferred tax adjustments relating to distribution of Madison Square Garden	-	-	-	-	(2,425)	(2,542)	(4,967)	-	(4,967)
Distribution of AMC Networks Inc.	-	-	-	-	1,177,957	-	1,177,957	-	1,177,957
Adjustments to noncontrolling interests	-	-	-	-	(256)	-	(256)	(1,311)	(1,567)

Balance at December 31, 2011	$-	$-	$(3,492,409)	$(753,717)	$852,651	$(21,468)	$(3,414,943)	$1,791	$(3,413,152)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:

Income from continuing operations	$373,078	$421,078	$229,483

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,014,974	887,092	916,408
Non-cash restructuring expense	-	-	2,129
Gain on sale of affiliate interests	(683)	(2,051)	-
Loss (gain) on investments, net	(37,384)	(109,813)	977
Loss (gain) on equity derivative contracts, net	(1,454)	72,044	(631)
Loss on extinguishment of debt and write-off of deferred financing costs	92,692	-	72,870
Amortization of deferred financing costs, discounts on indebtedness and other costs	41,186	35,324	39,593
Accretion of discount on Cablevision senior notes held by Newsday	-	(3,131)	(7,836)
Share-based compensation expense related to equity classified awards	44,877	48,434	47,143
Deferred income taxes	253,404	223,895	163,293
Provision for doubtful accounts	57,330	63,574	64,307
Excess tax benefit on share-based awards	(11,196)	-	-
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(57,133)	(81,909)	(42,581)
Other receivables	13,683	(8,127)	18,734
Prepaid expenses and other assets	(28,241)	4,460	3,975
Advances/payables to affiliates	16,957	21,459	(2,375)
Accounts payable	(4,509)	65,886	10,489
Accrued liabilities	(49,469)	17,972	(72,711)
Deferred revenue	9,500	(3,997)	6,216
Derivative contracts	(111,895)	(44,183)	(52,408)

Net cash provided by operating activities	1,615,717	1,608,007	1,397,075

Cash flows from investing activities:
Capital expenditures	(814,807)	(823,245)	(737,524)
Payments for acquisitions, net of cash acquired	(7,776)	(1,356,500)	98
Proceeds from sale of equipment, net of costs of disposal	667	2,382	2,184
Contributions to Madison Square Garden	-	-	(148)
Proceeds from sale of affiliate interests	750	6,990	-
Decrease in other investments	50	133	1,131
Distributions from (contributions to) AMC Networks	-	(99,614)	66,252
Decrease in restricted cash	-	-	4,875
Additions to other intangible assets	(10,797)	(2,175)	(4,141)

Net cash used in investing activities	(831,913)	(2,272,029)	(667,273)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from financing activities:

Proceeds from credit facility debt	1,265,000	1,552,350	155,000
Repayment of credit facility debt	(588,301)	(514,638)	(390,000)
Proceeds from issuance of senior notes	1,000,000	250,000	1,250,920
Repayment and repurchase of senior notes and debentures, including tender premiums and fees	(1,227,307)	-	(1,898,225)
Proceeds from collateralized indebtedness	307,763	148,174	161,358
Repayment of collateralized indebtedness and related derivative contracts	(257,913)	(148,174)	(161,358)
Principal payments on capital lease obligations	(3,226)	(1,377)	(1,355)
Capital contributions from Cablevision	-	5,259	871,597
Distributions to Cablevision	(929,947)	(556,272)	(790,082)
Excess tax benefit on share-based awards	11,196	-	-
Additions to deferred financing costs	(25,626)	(39,131)	(30,754)
Distributions to noncontrolling partners, net	(1,311)	(285)	(573)

Net cash provided by (used in) financing activities	(449,672)	695,906	(833,472)

Net increase (decrease) in cash and cash equivalents from continuing operations	334,132	31,884	(103,670)

Cash flows of discontinued operations:
Net cash provided by operating activities	129,114	306,893	390,732
Net cash used in investing activities	(4,086)	(22,591)	(75,237)
Net cash provided by (used in) financing activities	2,857	(207,670)	(192,890)
Effect of change in cash related to discontinued operations	(117,877)	(15,814)	(43,338)
Net increase in cash and cash equivalents from discontinued operations	10,008	60,818	79,267

Cash and cash equivalents at beginning of year	266,914	174,212	198,615

Cash and cash equivalents at end of year	$611,054	$266,914	$174,212

See accompanying notes to consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1.	DESCRIPTION OF BUSINESS, RELATED MATTERS AND BASIS OF PRESENTATION

The Company and Related Matters

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, other programming and advertising sales services for the cable television industry, provide telephone service, operate motion picture theatres and operate a newspaper publishing business.  The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol ("VoIP") and its commercial data and voice services operations; and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) a motion picture theatre business ("Clearview Cinemas"), (iii) the News 12 Networks, which provides regional news programming services, (iv) the MSG Varsity network, a network dedicated entirely to showcasing high school sports and activities, (v) a cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), previously known as Rainbow Advertising Sales Corporation, and (vi) certain other businesses and unallocated corporate costs.

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

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc., formerly Rainbow Media Holdings LLC, ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").  The AMC Networks Distribution took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of Cablevision NY Group ("CNYG") Class A Common Stock held of record on June 16, 2011 (the "AMC Networks Distribution Record Date") and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the AMC Networks Distribution Record Date.  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Assets and liabilities related to the AMC Networks Distribution on the Company's consolidated balance sheets as of December 31, 2010 and related footnotes have been reclassified as assets distributed to stockholders/sole member in 2011 and liabilities distributed to stockholders/sole member in 2011.  All assets and liabilities distributed to stockholders/sole member in 2011 are excluded from the footnotes unless otherwise noted.

Accounts due to or due from Madison Square Garden and AMC Networks that were previously eliminated in consolidation are now presented as amounts due to affiliates or amounts due from affiliates on the Company's consolidated balance sheets.

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The consolidated balance sheets and statements of income for Cablevision are essentially identical to the consolidated balance sheets and consolidated statements of income for CSC Holdings, with the following significant exceptions:  Cablevision has $2,166,966 of senior notes outstanding at December 31, 2011 (excluding the $753,717 aggregate principal amount of Cablevision senior notes held by its subsidiary Newsday Holdings LLC discussed in Note 11) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, loss on extinguishment of debt, write-off of deferred financing costs, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC and the accretion of the discount on the 8% senior notes due 2012 issued by Cablevision to Newsday Holdings LLC that were redeemed during the second quarter of 2010 (which were replaced with the $753,717 aggregate principal amount of Cablevision notes discussed in Note 11), all of which eliminate in Cablevision's results of operations.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  See Note 13 for a discussion on fair value estimates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes video, high-speed data, VoIP, and telephony revenues as the services are provided to subscribers.  Installation revenue for the Company's video, consumer high-speed data and VoIP services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  Advertising revenues are recognized when commercials are aired.

The Company's Newsday business recognizes publication advertising revenue when advertisements are published.  Newsday recognizes circulation revenue for single copy sales as newspapers are distributed, net of returns.  Proceeds from advance billings for home-delivery subscriptions are recorded as deferred revenue and are recognized as revenue on a pro-rata basis over the term of the subscriptions.

Revenues derived from other sources are recognized when services are provided or events occur.

Multiple-Element Transactions

On January 1, 2011, the Company adopted Accounting Standard Update ("ASU") No. 2009-13, Multiple-Deliverable Revenue Arrangements, which was applicable on a prospective basis to revenue arrangements entered into or materially modified on or after January 1, 2011.  ASU No. 2009-13 eliminates the residual method of allocating arrangement consideration to deliverables, requires the use of the relative selling price method and requires that the Company determine its best estimate of selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis.

For revenue arrangements entered into prior to January 1, 2011, the Company allocated the arrangement consideration to the separate elements of accounting based on relative fair values, if there was objective and reliable evidence of fair value for all elements of accounting in a multiple-element arrangement.  There may be cases in which there was objective and reliable evidence of the fair value of undelivered items in an arrangement but no such evidence for the delivered items.  In those cases, the Company utilized the residual method to allocate the arrangement consideration.  Under the residual method, the amount of consideration allocated to the delivered items equaled the total arrangement consideration less the aggregate fair value of the undelivered items.  In determining fair value, the Company referred to historical transactions or comparable cash transactions.

Gross Versus Net Revenue Recognition

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the years ended December 31, 2011, 2010 and 2009, the amount of franchise fees included as a component of net revenue aggregated $147,498, $134,730, and $127,716, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Technical and Operating Expenses

Costs of revenue related to sales of services are classified as "technical and operating" expenses in the accompanying statements of income.

Programming Costs

Programming expenses for the Company's cable television business included in the Telecommunications Services segment relate to fees paid to programming distributors to license the programming distributed to subscribers.  This programming is acquired generally under multi-year distribution agreements, with rates usually based on the number of subscribers that receive the programming.  There have been periods when an existing affiliation agreement has expired and the parties have not finalized negotiations of either a renewal of that agreement or a new agreement for certain periods of time.  In substantially all these instances, the Company continues to carry and pay for these services until execution of definitive replacement agreements or renewals.  The amount of programming expense recorded during this interim period is based on the Company's estimates of the ultimate contractual agreement expected to be reached, which is based on several factors, including previous contractual rates, customary rate increases and the current status of negotiations.  Such estimates are adjusted as negotiations progress until new programming terms are finalized.

In addition, the Company's cable television business has received, or may receive, incentives from programming distributors for carriage of the distributors' programming.  The Company generally recognizes these incentives as a reduction of programming costs in technical and operating expense, generally over the term of the programming agreement.

Advertising Expenses

Advertising costs are charged to expense when incurred and are recorded to selling, general and administrative expenses in the accompanying statements of income.  Advertising costs amounted to $177,694, $164,314 and $157,777 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

For CSC Holdings, share-based compensation expense is recognized in its statements of income for the years ended December 31, 2011, 2010 and 2009 based on allocations from Cablevision.

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

Restricted Cash

Restricted cash principally includes money market securities held in a rabbi trust established in December 2011 to fund deferred compensation payments as required under certain employment agreements.

Accounts Receivable

The Company periodically assesses the adequacy of valuation allowances for uncollectible accounts receivable by evaluating the collectibility of outstanding receivables and general factors such as historical collection experience, length of time individual receivables are past due, and the economic and competitive environment.

Investments

Investment securities and investment securities pledged as collateral are classified as trading securities and are stated at fair value with realized and unrealized holding gains and losses included in net income.

Long-Lived and Indefinite-Lived Assets

Property, plant and equipment, including construction materials, are carried at cost, and include all direct costs and certain indirect costs associated with the construction of cable television transmission and distribution systems, and the costs of new product and subscriber installations.  Equipment under capital leases is recorded at the present value of the total minimum lease payments.  Depreciation on equipment is calculated on the straight-line basis over the estimated useful lives of the assets or, with respect to equipment under capital leases and leasehold improvements, amortized over the shorter of the lease term or the assets' useful lives and reported in depreciation and amortization (including impairments) in the consolidated statements of income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Company capitalizes certain internal and external costs incurred to acquire or develop internal-use software.  Capitalized software costs are amortized over the estimated useful life of the software and reported in depreciation and amortization.

Intangible assets established in connection with acquisitions consist of primarily customer relationships, advertiser relationships, other intangibles, and goodwill.  These intangible assets are amortized in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, such as the sum of the years' digits method, or when such pattern does not exist, using the straight-line basis over their respective estimated useful lives.  Goodwill and the value of franchises, trademarks, licenses and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.

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

Effective January 1, 2011, the Company adopted Accounting Standards Update ("ASU") No. 2010-28, Intangibles - Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU No. 2010-28 modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.

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

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when the Company believes it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated.

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

	Shares Outstanding
	Class A Common Stock	Class B Common Stock

Balance at December 31, 2008	242,258,240	54,873,351
Conversion of CNYG Class B common stock to CNYG Class A common stock	519,100	(519,100)
Employee and non-employee director stock transactions*	4,890,803	-
Balance at December 31, 2009	247,668,143	54,354,251
Conversion of CNYG Class B common stock to CNYG Class A common stock	206,028	(206,028)
Employee and non-employee director stock transactions*	4,006,712	-
Share repurchases (see Note 21)	(10,825,600)	-

Balance at December 31, 2010	241,055,283	54,148,223
Conversion of CNYG Class B common stock to CNYG Class A common stock	10,550	(10,550)
Employee and non-employee director stock transactions*	(35,172)	-
Share repurchases (see Note 21)	(20,860,400)	-
Balance at December 31, 2011	220,170,261	54,137,673
___________________
*
Primarily includes issuances of common stock in connection with employee and non-employee director exercises and restricted shares granted to employees, offset by shares acquired by the Company in connection with the fulfillment of employees’ statutory tax withholding obligation for applicable income and other employment taxes and forfeited employee restricted shares.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

CSC Holdings Equity Interests

In October 2009, CSC Holdings issued 1,607,119 shares of common stock, $0.01 par value, to Cablevision in consideration of a cash contribution of $869,600.  CSC Holdings used these proceeds, along with borrowings under its credit facility, to repurchase a portion of its outstanding senior notes pursuant to the CSC Holdings September 2009 tender offer (see Note 11).

On November 10, 2009, CSC Holdings, Inc. converted its form of business organization from a corporation to a limited liability company.  All 14,432,750 shares of common stock, $0.01 par value, that were outstanding while it was a corporation were converted into the same number of membership units.

Dividends

Cablevision may pay dividends on its capital stock only from net profits and surplus as determined under Delaware law.  If dividends are paid on the CNYG common stock, holders of the CNYG Class A common stock and CNYG Class B common stock are entitled to receive dividends, and other distributions in cash, stock or property, equally on a per share basis, except that stock dividends with respect to CNYG Class A common stock may be paid only with shares of CNYG Class A common stock and stock dividends with respect to CNYG Class B common stock may be paid only with shares of CNYG Class B common stock.

CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.

Cablevision's and CSC Holdings' indentures governing debt and CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

October 27, 2011	$0.15	November 11, 2011	December 2, 2011
August 5, 2011	$0.15	August 19, 2011	September 9, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011
February 15, 2011	$0.125	February 28, 2011	March 21, 2011

November 3, 2010	$0.125	November 15, 2010	December 6, 2010
August 4, 2010	$0.125	August 16, 2010	September 7, 2010
May 5, 2010	$0.125	May 17, 2010	June 7, 2010
February 24, 2010	$0.10	March 8, 2010	March 29, 2010

November 2, 2009	$0.10	November 13, 2009	December 4, 2009
July 29, 2009	$0.10	August 10, 2009	September 1, 2009
May 6, 2009	$0.10	May 18, 2009	June 9, 2009
February 25, 2009	$0.10	March 9, 2009	March 31, 2009

Cablevision paid dividends aggregating $162,032, $140,734, and $123,499 in 2011, 2010, and 2009, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  The CSC Holdings equity distribution payments to Cablevision were funded from cash on hand.  In addition, as of December 31, 2011, up to approximately $8,552 will be paid when, and if, restrictions lapse on restricted shares outstanding.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

During the years ended December 31, 2011 and 2010, CSC Holdings made equity distribution payments to Cablevision, its sole member, aggregating $929,947 and $556,272, respectively.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest payments on its senior notes;

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and

•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program (see Note 21).

Additionally on June 30, 2011, CSC Holdings distributed to Cablevision all of the outstanding common stock of AMC Networks and on February 9, 2010, CSC Holdings distributed to Cablevision all of the outstanding common stock of Madison Square Garden.

In 2009, CSC Holdings made cash equity distributions to Cablevision, aggregating $790,082.  The proceeds were used to fund:

•	Cablevision's dividends paid in 2009;

•	Cablevision's interest payments on its senior notes;

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares;

•	Cablevision's repurchase of a portion of Cablevision's April 2009 notes pursuant to the tender offer completed in March 2009 ($196,269) (see Note 11); and

•	Cablevision's repayment of the remaining outstanding balance of its April 2009 notes upon their maturity ($303,731) (see Note 11).

Income (Loss) Per Common Share

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options and restricted stock (including stock options and restricted stock held by AMC Networks and Madison Square Garden employees).

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010	2009
	(in thousands)

Basic weighted average shares outstanding	276,369	293,165	291,759

Effect of dilution:
Stock options	3,320	3,181	2,483
Restricted stock awards	5,215	5,534	4,202
Diluted weighted average shares outstanding	284,904	301,880	298,444

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period and certain restricted shares) totaling approximately 303,000, 237,000 and 1,736,000 (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.  In addition 193,000 restricted shares issued pursuant to the Company's employee stock plan have been excluded from the diluted weighted average shares outstanding for the year ended December 31, 2011 as the performance criteria on these awards have not yet been satisfied.

CSC Holdings

Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

Comprehensive Income (Loss)

In June 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The main provisions of ASU No. 2011-05 provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or (ii) in a two-statement approach, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated.  ASU No. 2011-05 is to be applied retrospectively.  The Company has early adopted the provisions of ASU No. 2011-05 during the fourth quarter of 2011 and has opted to present comprehensive income in a two-statement approach.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU No. 2011-12 defers only those changes in ASU No. 2011-05 that relate to the presentation of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented on the face of the financial statements.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  The Company has deferred the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income (loss) as required by ASU No. 2011-05.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2011, 2010 and 2009, or 10% or more of its consolidated net trade receivables at December 31, 2011 and 2010.

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

During 2011, 2010 and 2009, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2011	2010	2009
Non-Cash Investing and Financing Activities:

Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$-	$23,226	$78,398
Capital lease obligations	14,877	684	-
Intangible asset obligations	8,501	-	-
Notes payable to vendors	29,796	-	-
Satisfaction and discharge of debt with AMC Networks debt	1,250,000	-	-
Distribution of AMC Networks (Cablevision)	1,111,159	-	-
Distribution of AMC Networks (CSC Holdings)	1,177,957	-	-
Distribution of Madison Square Garden	-	1,115,873	-
Gain on redemption of Cablevision notes held by Newsday Holdings LLC recognized in equity (CSC Holdings)	-	87,090	-

Non-Cash Investing Activity of Cablevision:
Dividends payable on unvested restricted share awards	4,150	4,261	3,941

Supplemental Data:
Continuing Operations:
Cash interest paid (Cablevision)	701,486	663,853	633,308
Cash interest paid (CSC Holdings)	523,567	495,188	533,592
Income taxes paid, net (Cablevision and CSC Holdings)	29,351	31,391	15,476

Discontinued operations:
Cash interest paid (Cablevision and CSC Holdings)	51,629	72,893	76,679
Income taxes paid, net (Cablevision and CSC Holdings)	5,573	5,217	3,762

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 4.	TRANSACTIONS

2010 Transactions

Acquisition of Bresnan Cable

On December 14, 2010, BBHI Holdings LLC ("Holdings Sub"), BBHI Acquisition LLC ("Acquisition Sub") and CSC Holdings, each of which is a wholly-owned subsidiary of Cablevision, consummated the merger contemplated by the Agreement and Plan of Merger by and among Holdings Sub, Acquisition Sub, CSC Holdings, Bresnan Broadband Holdings, LLC ("Bresnan Cable") and Providence Equity Bresnan Cable LLC dated June 13, 2010 (the "Merger Agreement").  Acquisition Sub merged with and into Bresnan Cable, with Bresnan Cable being the surviving entity, and becoming a direct wholly-owned subsidiary of Holdings Sub and an indirect wholly-owned subsidiary of Cablevision and CSC Holdings.  The purchase price was $1,364,276.  The acquisition was financed using an equity contribution by CSC Holdings of $395,000 (which CSC Holdings borrowed under its revolving loan facility) and debt consisting of an undrawn $75,000 revolving loan facility, a $765,000 term loan facility and $250,000 8.0% senior notes due 2018.  For income tax purposes, the acquisition was treated as an asset acquisition with a full step-up in tax basis.

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

The following table provides the allocation of the purchase price (excluding transaction costs of $8,969 which were expensed) of the assets acquired and liabilities assumed based on fair value:

	Estimated Useful Life
Accounts receivable		$5,081
Prepaid expenses and other assets		4,033
Property and equipment	2 to 36 years	499,304
Other amortizable intangibles	3 to 18 years	1,920
Customer relationships	9 years	211,350
Franchise costs	Indefinite-lived	508,380
FCC licenses	Indefinite-lived	4,232
Goodwill	Indefinite-lived	167,736
Accounts payable and accrued liabilities		(34,510)
Deferred revenue		(3,250)
Net assets acquired		$1,364,276

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

Revenues and loss from continuing operations before income taxes attributable to Bresnan Cable for the period from December 14, 2010 through December 31, 2010 amounted to approximately $22,135 and ($20,610), respectively, which are included in the accompanying consolidated statement of income for the year ended December 31, 2010.

Approximately $167,300 of goodwill recorded in connection with the Bresnan Cable acquisition is deductible for tax purposes.

The unaudited pro forma revenues, income from continuing operations, net income, income per share from continuing operations and net income per share for the years ended December 31, 2010 and 2009, as if the Bresnan acquisition had occurred on January 1, 2009, are as follows:

	Cablevision		CSC Holdings
	Years Ended December 31,
	2010	2009	2010	2009

Revenues	$6,599,504	$6,316,061	$6,599,504	$6,316,061

Income from continuing operations	$202,927	$100,358	$416,256	$206,009

Net income	$356,775	$261,825	$570,104	$367,476

Basic income per share from continuing operations	$0.69	$0.34

Basic net income per share	$1.22	$0.90

Diluted income per share from continuing operations	$0.67	$0.34

Diluted net income per share	$1.18	$0.88

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 5.	RESTRUCTURING EXPENSE (CREDITS)

The following table summarizes the Newsday restructuring expense (credits) recognized during 2009, 2010 and 2011 in connection with its restructuring plans:

	Employee Severance	Facility Realignment Costs	Other Costs	Total

Restructuring liability at December 31, 2008	$5,166	$526	$329	$6,021
Charges incurred	3,401 (a)	3,048	47	6,496
Write-down of assets and other adjustments	-	(2,138)	-	(2,138)
Payments	(5,504)	(531)	(44)	(6,079)
Restructuring liability at December 31, 2009	3,063	905	332	4,300
Charges (credits) incurred	(71)	262	(3)	188
Payments	(3,091)	(1,167)	(45)	(4,303)
Restructuring liability at December 31, 2010	(99)	-	284	185
Charges (credits) incurred	5,790 (b)	-	(284)	5,506
Payments	(37)	-	-	(37)
Restructuring liability at December 31, 2011	$5,654	-	-	$5,654
______________
(a)
Employee severance related to the elimination of 106 positions, primarily in the operations, editorial, sales and advertising departments of the Newsday business and positions at Island Publications which was shut down in December 2008.

(b)	Employee severance related to the elimination of 97 positions, primarily within the Newsday business.

In addition to the charges (credits) included in the table above, the Company recorded net restructuring expense (credits) of $805, $(246) and $(913) in 2011, 2010 and 2009, respectively, primarily relating to changes to the Company's previous estimates recorded in connection with the Company's 2001, 2002 and 2006 facility realignment plans.

NOTE 6.	IMPAIRMENT CHARGES

Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter of each year or earlier upon the occurrence of certain events or substantive changes in circumstances.  As a result of the continuing deterioration of values in the newspaper industry and the greater than anticipated economic downturn and its current and anticipated impact on Newsday's advertising business, the Company determined that a triggering event had occurred and the Company tested indefinite-lived intangibles and goodwill for impairment as of December 31, 2011, 2010 and 2009 (the "interim testing dates").

The Company determined the fair value of the Newsday business based on a combination of the estimated fair market values determined under the income approach and the market approach.  The income approach utilizes a discounted cash flow valuation methodology, which requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows including the cash flows generated from synergies from a market participant's point of view, and the amount and timing of expected future cash flows, including expected cash flows beyond the Company's current long-term business planning period.  The market approach measures fair value using market multiples of various financial measures compared to a set of comparable public companies taking into consideration synergies a market participant may generate.  The market approach requires significant judgments determining comparable market multiples.  The estimated fair values of the Newsday business indefinite-lived intangibles, which relate primarily to the trademarks associated with its mastheads, were based on discounted future cash flows calculated utilizing the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

The Company's impairment analysis as of December 31, 2011, 2010 and 2009 resulted in pre-tax impairment charges of $11,000, $7,800 and $2,000, respectively, related to the excess of the carrying value over the estimated fair value of certain indefinite-lived intangibles.  These pre-tax impairment charges are included in depreciation and amortization (including impairments) in the Other segment.  No goodwill impairment was recorded for the years ended December 31, 2011, 2010 and 2009.

In addition, the Company recorded impairment charges of $2,506, $1,803 and $1,436 in 2011, 2010 and 2009, respectively, included in depreciation and amortization.  These charges relate primarily to certain other long-lived assets related to the Company's theatre operations and the Newsday business in the Other segment.

NOTE 7.	DISCONTINUED OPERATIONS

On June 30, 2011 and February 9, 2010, the Company completed the AMC Networks Distribution and the MSG Distribution, respectively, (see Note 1).  As a result, the operating results of the Company's Rainbow segment through the date of the AMC Networks Distribution and the operating results of the Company's Madison Square Garden segment through the date of the MSG Distribution, as well as transaction costs, have been classified in the consolidated statements of income as discontinued operations for all periods presented.  No gain or loss was recognized in connection with the AMC Networks Distribution or the MSG Distribution.

Operating results of discontinued operations for the years ended December 31, 2011, 2010 and 2009 are summarized below:

January 1,2011 through June 30, 2011
AMC Networks

Revenues, net	$551,480

Income (loss) before income taxes	$115,015
Income tax benefit (expense)(a)	(61,392)
Income (loss) from discontinued operations, net of income taxes	$53,623
_____________
(a)
Income tax expense includes $6,406 and $3,969, respectively, resulting from the non-deductibility of certain transaction costs and the recognition of a deferred tax gain associated with the AMC Networks Distribution.

	Year Ended December 31, 2010	January 1, 2010 through February 9, 2010
	AMC Networks	Madison Square Garden	Total

Revenues, net	$1,053,674	$131,695	$1,185,369

Income before income taxes	$269,753	$7,090	$276,843
Income tax expense(b)	(111,783)	(11,212)	(122,995)

Income (loss) from discontinued operations, net of income taxes	$157,970	$(4,122)	$153,848
______________
(b)	Income tax expense includes $7,368 resulting from the non-deductibility of certain transaction costs associated with the MSG Distribution.

	Year Ended December 31, 2009
	AMC Networks	Madison Square Garden	Other	Total

Revenues, net	$947,227	$925,975	$-	$1,873,202

Income (loss) before income taxes	$219,121	$64,889	$(31)	$283,979
Income tax benefit (expense)	(93,492)	(29,033)	13	(122,512)
Income (loss) from discontinued operations, net of income taxes	$125,629	$35,856	$(18)	$161,467

AMC Networks' and Madison Square Garden's results of operations reported on a stand-alone basis will differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

The assets and liabilities of AMC Networks have been classified in the consolidated balance sheets as of December 31, 2010 as assets and liabilities distributed to stockholders/member and consist of the following:

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

Costs incurred in the construction of the Company's cable television system, including line extensions to, and upgrade of, the Company's hybrid fiber-coaxial infrastructure and headend facilities are capitalized.  These costs consist of materials, subcontractor labor, direct consulting fees, and internal labor and related costs associated with the construction activities.  The internal costs that are capitalized consist of salaries and benefits of the Company's employees and the portion of facility costs, including rent, taxes, insurance and utilities, that supports the construction activities.  These costs are depreciated over the estimated life of the plant (10 to 25 years), and headend facilities (4 to 25 years).  Costs of operating the plant and the technical facilities, including repairs and maintenance, are expensed as incurred.

Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized.  These costs include materials, subcontractor labor, internal labor to connect, provision and provide on-site and remote technical assistance and other related costs associated with the connection activities.  In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized.  The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity.  New connections are amortized over the estimated useful lives of 5 years or 12 years for residence wiring and feeder cable to the home, respectively.  The portion of departmental costs related to reconnection, programming service up- and down- grade, repair and maintenance, and disconnection activities are expensed as incurred.

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2011	2010	Useful Lives

Customer equipment	$2,371,584	$2,293,637	2 to 5 years
Headends and related equipment	1,194,608	1,024,480	3 to 25 years
Central office equipment	695,424	655,953	3 to 10 years
Infrastructure	5,682,079	5,558,949	3 to 25 years
Equipment and software	1,373,891	1,255,762	2 to 10 years
Construction in progress (including materials and supplies)	109,617	68,138
Furniture and fixtures	156,944	160,221	3 to 12 years
Transportation equipment	210,238	196,485	3 to 20 years
Buildings and building improvements	264,543	246,393	10 to 40 years
Leasehold improvements	404,071	438,554	Term of lease
Land	27,927	27,902
	12,490,926	11,926,474
Less accumulated depreciation and amortization	(9,221,694)	(8,564,884)
	$3,269,232	$3,361,590

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2011, 2010 and 2009 amounted to $945,403, $859,750 and $897,539 (including impairments of $2,506, $1,803 and $1,436 in 2011, 2010 and 2009), respectively.  In addition, the Company acquired $78,073 and $54,414 of property and equipment that was accrued but unpaid at December 31, 2011 and 2010, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

At December 31, 2011 and 2010, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2011	2010

Equipment	$57,271	$42,790
Less accumulated amortization	(27,409)	(21,325)
	$29,862	$21,465

NOTE 9.                      OPERATING LEASES

The Company leases certain office, production, transmission, and theatre facilities under terms of leases expiring at various dates through 2036.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits.  Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $69,143, $64,355 and $65,631, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2011, 2010 and 2009 amounted to $17,243, $15,551 and $14,939, respectively.

The minimum future annual payments for all operating leases from continuing operations (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2012 through December 31, 2016, at rates now in force are as follows:

2012	$71,258
2013	72,581
2014	68,786
2015	61,523
2016	54,907
Thereafter	85,655

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 10.	INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2011 and 2010:

	December 31,		Estimated
	2011	2010	Useful Lives

Gross carrying amount of other amortizable intangible assets
Customer relationships	$256,882	$256,663	7 to 18 years
Advertiser relationships	33,294	33,294	4 to 10 years
Other amortizable intangibles	77,738	62,215	3 to 28 years
	367,914	352,172
Accumulated amortization
Customer relationships	(63,783)	(16,677)
Advertiser relationships	(14,656)	(10,174)
Other amortizable intangibles	(36,604)	(33,177)
	(115,043)	(60,028)
Other amortizable intangible assets, net of accumulated amortization	$252,871	$292,144

Indefinite-lived intangible assets
FCC licenses and other intangibles	$10,595	$10,595
Trademarks	45,300	56,300
Other indefinite-lived intangible assets	$55,895	$66,895

Other amortizable intangible assets, net of accumulated amortization	$252,871	$292,144
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	55,895	66,895
Goodwill	442,773	442,067

Total intangible assets, net	$1,991,767	$2,041,334

Aggregate amortization expense
Years ended December 31, 2011 and 2010 (excluding impairment charges of $11,000 and $7,800, respectively)	$58,571	$19,542

Estimated amortization expense
Year ending December 31, 2012	$53,008
Year ending December 31, 2013	45,344
Year ending December 31, 2014	38,083
Year ending December 31, 2015	32,468
Year ending December 31, 2016	26,980

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Tele-communications Services	Other		Total

Gross goodwill as of December 31, 2009	255,777	353,318		609,095
Accumulated impairment losses as of December 31, 2009	-	(334,058	) (a)	(334,058)
	255,777	19,260		275,037
Preliminary purchase price allocation related to the Bresnan Cable acquisition (See Note 4)	167,030	-		167,030
Gross goodwill as of December 31, 2010	422,807	353,318		776,125
Accumulated impairment losses as of December 31, 2010	-	(334,058	) (a)	(334,058)
	422,807	19,260		442,067
Adjustments to preliminary purchase price allocations(b)	706	-		706
Gross goodwill as of December 31, 2011	423,513	353,318		776,831
Accumulated impairment losses as of December 31, 2011	-	(334,058	) (a)	(334,058)
	$423,513	19,260		442,773
______________
(a)	Relates primarily to the Newsday impairment charge recognized in 2008.
(b)	Adjustment to purchase accounting related to the acquisition of Bresnan Cable which is included in the Telecommunications Services reporting unit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 11.	DEBT

Credit Facility Debt

The following table provides details of the Company's outstanding credit facility debt:

	Maturity	Weighted Average Interest Rate at December 31,	Carrying Value at December 31,
	Date	2011	2011	2010
Restricted Group:
Revolving loan facility(a)	February 24, 2012	-	$-	$77,990
Extended revolving loan facility	March 31, 2015	-	-	617,010
Term A-1 loan facility	February 24, 2012	-	-	69,016
Term A-3 extended loan facility	March 31, 2015	2.54%	400,690	449,259
Term A-4 extended loan facility	December 31, 2016	2.28%	600,000	-
Term B loan facility	March 29, 2013	-	-	324,254
Term B-2 extended loan facility	March 29, 2016	3.54%	1,133,699	1,145,728
Term B-3 extended loan facility	March 29, 2016	3.29%	1,649,071	1,665,855
Restricted Group credit facility debt			3,783,460	4,349,112

Bresnan Cable:
Term loan facility	December 14, 2017	4.50%	750,734	757,398
Revolving loan facility(b)	December 14, 2015	-	-	-
Bresnan Cable credit facility debt			750,734	757,398

Newsday:
Fixed rate term loan facility	August 1, 2013	10.50%	525,000	525,000
Floating rate term loan facility	August 1, 2013	6.65%	125,000	125,000
Newsday credit facility debt			650,000	650,000

Total credit facility debt			$5,184,194	$5,756,510
______________
(a)
At December 31, 2011, $60,648 of the revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,351,805 of the revolving loan facilities was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
At December 31, 2011, $300 of the revolving loan facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,700 of the revolver was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

See Note 12 for details relating to interest rate swap contracts outstanding at December 31, 2011.

Restricted Group Credit Facility

Credit Agreement

On April 13, 2010, CSC Holdings and certain of its subsidiaries, the "Restricted Subsidiaries", entered into an amended credit agreement (the "Credit Agreement"), providing for (i) an amendment and restatement of the credit agreement, dated as of February 24, 2006, as first amended and restated in its entirety as of May 27, 2009 and further amended and restated in its entirety as of April 13, 2010, and (ii) an amendment to the incremental term supplement, dated as of March 29, 2006 and amended as of May 27, 2009.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Among other things, the Credit Agreement provides for the specific mechanics of extending, from time to time, the revolving credit commitments, term A loans, incremental term loans and any additional facility commitments or additional facility loans, as applicable, with the terms of such extended facility to be documented at the time of such extension in an extended facility agreement.  Under the terms of the Credit Agreement, CSC Holdings entered into three extended facilities as of April 13, 2010, as follows:

•
an extended revolving loan facility agreement (the "Extended Revolving Loan Facility") that provided for the extension of the availability period for lenders holding approximately $820,000 of revolving credit commitments under CSC Holdings' $1,000,000 Revolving Credit Facility to March 31, 2015.  Lenders under the Extended Revolving Loan Facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the Extended Revolving Loan Facility, based upon the cash flow ratio applicable from time to time.  In addition, revolving credit lenders with revolving credit commitments in the aggregate amount of $412,000 executed joinders to the Credit Agreement agreeing to provide increased revolving credit commitments with an availability period expiring on March 31, 2015.

•
an extended term A facility agreement (the "Term A-3 extended loan facility") that provided for the extension of the maturity date for lenders holding approximately $480,000 of loans under CSC Holdings' existing $650,000 Term A loan facility, at the time of the launch of the transaction, to March 31, 2015.  Lenders under the Term A-3 extended loan facility are entitled to an extension fee payment of between 2.00% and 2.50% per annum of the outstanding loans under the Term A-3 extended facility, based upon the cash flow ratio applicable from time to time.

•
an extended incremental term facility agreement (the "Term B-3 extended loan facility") that provided for the extension of the maturity date for lenders holding approximately $1,678,000 under CSC Holdings' existing $2,200,000 incremental term facility, at the time of the launch of the transaction, to March 29, 2016.  Lenders under the Term B-3 extended loan facility are entitled to an extension fee payment of 3.00% per annum of the outstanding loans under the Term B-3 extended loan facility.

On June 30, 2010, the availability period for $20,000 of revolving credit commitments under CSC Holdings' Revolving Loan Facility was extended to March 31, 2015 and the maturity date of $4,786 of loans under CSC Holdings' existing term A facility was extended to March 31, 2015.

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 pre-payment of the unextended term B loan facility.  In addition, in December 2010, the Company utilized $395,000 of its revolver commitments to make a $395,000 equity contribution in Bresnan Cable.

On November 14, 2011, CSC Holdings entered into an extended term A facility Agreement (the "Term A-4 extended loan facility") pursuant to the terms of the Credit Agreement.  The Term A-4 extended loan facility agreement increases the commitments of certain existing term A lenders and includes commitments of certain new term A lenders, with the effect being to create the Term A-4 extended loan facility, providing for $600,000 of extended term A loans with a final maturity date of December 31, 2016.  Lenders under the Term A-4 extended loan facility are entitled to an extension fee payment of between 1.50% and 2.50% per annum of the outstanding extended facility loans under the Term A-4 extended loan facility, based upon the Cash Flow Ratio applicable from time to time; provided that until June 2012 the extension fee shall remain at 2.00% per annum.  In connection with the Term A-4 extended loan facility, the Company incurred deferred financing costs of $4,490, which are being amortized to interest expense over the term of the facility.  A portion of the proceeds from the Term A-4 extended loan facility was used to repay the outstanding balances of the Term A-1 loan facility and Term B loan facility.  In connection with the repayments, the Company recorded a write-off of the remaining unamortized deferred financing costs associated with the Term A-1 loan facility and Term B loan facility of approximately $470.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Restricted Group credit facility requires the Restricted Group to pay a commitment fee of 0.50% in respect of the average daily unused commitments under the revolving loan facilities.

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.

Credit Facility Repayments

The revolver has no required interim repayments.  The Term A-3 extended loan facility is subject to quarterly repayments of approximately $12,142 through March 2012, approximately $18,213 beginning in June 2012 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  The principal amount of the Term A-4 extended loan facility will be repaid beginning in March 2013 in quarterly installments of $7,500 through December 31, 2013, $15,000 through December 31, 2015, $30,000 through September 30, 2016, and a final principal repayment of $360,000 on December 31, 2016.  The Term B-2 extended loan facility is subject to quarterly repayments of approximately $3,007 through December 2015 and a final payment of approximately $1,085,585 upon maturity in March 2016.  The Term B-3 extended loan facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

AMC Networks Distribution

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Financial Covenants for the Restricted Group Credit Facility

The principal financial covenants for the Restricted Group credit facility are summarized below:

	Maximum Ratio of Total Indebtedness to Cash Flow(a)	Maximum Ratio of Senior Secured Indebtedness to Cash Flow(a)	Minimum Ratio of Cash Flow to Interest Expense(a)	Minimum Ratio of Cash Flow Less Cash Taxes to Total Debt(a)

Revolving loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Extended revolving loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-3 extended loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term A-4 extended loan facility	4.5	3.0	2.0 to 1	1.5 to 1
Term B-2 extended loan facility(b)	5.0	4.5	n/a	n/a
Term B-3 extended loan facility(b)	5.0	4.5	n/a	n/a
______________
(a)	As defined in each respective loan facility.
(b)	Incurrence based only.

These covenants and restrictions on the permitted use of borrowed funds in the revolving loan facility may limit CSC Holdings' ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the Company's Restricted Group credit facility there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum ratio of senior secured indebtedness to cash flow (each as defined in the Term A-1 loan facility).  CSC Holdings' ability to make restricted payments is also limited by provisions in the Term B loan facility, Term B-2 extended loan facility, Term B-3 extended loan facility, and the indentures covering CSC Holdings' notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under the Restricted Group credit facility as of December 31, 2011.

Bresnan Cable Credit Facility

Bresnan Cable has an $840,000 senior secured credit facility which is comprised of two components: a $765,000 term loan facility and a $75,000 revolving loan facility (collectively, the "Bresnan Credit Agreement").  In connection with the financing of the Bresnan acquisition in December 2010, the full $765,000 amount of the term loan facility was drawn, net of an original issue discount of approximately $7,700.  The revolving loan facility, which includes a $25,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans, was not drawn in connection with the transaction. Such revolving loan facility is expected to be available to provide for ongoing working capital requirements and for other general corporate purposes of the Company and its subsidiaries.

Borrowings under the Bresnan Credit Agreement bear interest at a floating rate, which at the option of Bresnan Cable may be either 2.0% over a floating base rate or 3.0% over an adjusted LIBOR rate, subject to a LIBOR floor of 1.50%.  The Bresnan Credit Agreement requires Bresnan Cable to pay a commitment fee of 0.75% in respect of the average daily unused commitments under the revolving loan facility. Bresnan Cable is also required to pay customary letter of credit fees, as well as fronting fees, to banks that issue letters of credit pursuant to the Bresnan Credit Agreement.

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

Bresnan Cable may voluntarily prepay outstanding loans under the Bresnan Credit Agreement at any time, in whole or in part, without premium or penalty (except for customary breakage costs with respect to Eurodollar loans, if applicable).  If Bresnan Cable makes a prepayment of term loans in connection with certain refinancing transactions, Bresnan Cable must pay a prepayment premium of 1.00% of the amount of term loans prepaid.

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

The term loan facility requires remaining quarterly repayments of $1,913 from 2012 through September 2017, and $713,363 on December 14, 2017, the maturity date of the term loan facility.  Any amounts outstanding under the revolving loan facility are due at maturity on December 14, 2015.

The Bresnan Credit Agreement contains customary affirmative and negative covenants and also requires Bresnan Cable to comply with the following financial covenants: (i) a maximum ratio of total indebtedness to operating cash flow (as defined) of 7.75:1 decreasing periodically to 5.00:1 on March 31, 2014; (ii) a minimum ratio of operating cash flow to interest expense of 2.00:1 increasing periodically to 2.75:1 on March 31, 2014, and (iii) minimum liquidity (as defined) of $25,000.  In connection with the Bresnan Credit Agreement, the Company incurred deferred financing costs of $20,754 in 2010, which are being amortized to interest expense over the term of the credit agreement.

Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of December 31, 2011.

Newsday LLC Credit Facility

Newsday LLC's $650,000 senior secured loan facility is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The senior secured loan facility matures on August 1, 2013 and, subject to certain exceptions, requires mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments were required prior to July 29, 2011, and the amount of prepayments thereafter are limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments are also permitted, subject to specified prepayment premiums.

The principal financial covenant for the senior secured loan facility is a minimum liquidity test of $25,000, which is tested bi-annually on June 30 and December 31.  The senior secured loan facility also contains other affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness (other than permitted senior indebtedness (as defined) not exceeding $50,000 and permitted subordinated indebtedness (as defined) to be used for investments not to exceed $100,000), investments (other than investments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings and out of a $40,000 basket), and dividends and other restricted payments (other than in respect of management and guarantee fees and restricted payments out of excess cash flow and out of the proceeds of the Cablevision senior notes in excess of the outstanding borrowings).  Certain of the covenants applicable to CSC Holdings under the Newsday LLC senior secured loan facility are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Borrowings by Newsday LLC under its senior secured loan facility are guaranteed by Newsday Holdings LLC, NMG Holdings, Inc. and CSC Holdings on a senior unsecured basis and secured by a lien on the assets of Newsday LLC, and the Cablevision senior notes receivable held by Newsday Holdings LLC.    Newsday LLC will generally be prohibited from using the proceeds received from any repayment of the Cablevision senior notes contributed to Newsday Holdings LLC by CSC Holdings to acquire non-publicly traded notes or debt instruments of Cablevision or CSC Holdings, and Newsday LLC will be required under its senior secured loan facility to maintain cash or cash equivalents or publicly traded notes or debt instruments of Cablevision or CSC Holdings with an aggregate principal amount that exceeds the then-outstanding borrowings by Newsday LLC under its senior secured loan facility.

In connection with the Newsday LLC loan facility, the Company incurred deferred financing costs of $1,621 in 2009, which are being amortized to interest expense over the five year term of the credit facility.

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of December 31, 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Senior Notes and Debentures

The following table summarizes the Company's senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Issue	December 31,
Issuer	Issued	Date	Rate	Amount	2011	2010

CSC Holdings(a)	March 2001	April 2011	7.625%	$1,000,000	$-	$325,773
CSC Holdings(b)	April 2004	April 2012	6.75%	500,000	60,997	244,617
CSC Holdings(b)	January 2009	April 2014	8.50%	844,000	543,554	779,631
CSC Holdings(b)(c)	June 2008	June 2015	8.50%	500,000	120,543	500,000
CSC Holdings(d)	February 1998	February 2018	7.875%	300,000	298,950	298,779
CSC Holdings(d)	July 1998	July 2018	7.625%	500,000	499,837	499,812
CSC Holdings(b)	February 2009	February 2019	8.625%	526,000	505,813	503,893
CSC Holdings(b)	November 2011	November 2021	6.75%	1,000,000	1,000,000	-
Bresnan Cable(e)	December 2010	December 2018	8.00%	250,000	250,000	250,000
					3,279,694	3,402,505

Cablevision(b)	April 2004	April 2012	8.00%	1,000,000	26,825	26,825
Cablevision(b)	September 2009	September 2017	8.625%	900,000	890,141	888,863
Cablevision(b)	April 2010	April 2018	7.75%	750,000	750,000	750,000
Cablevision(b)	April 2010	April 2020	8.00%	500,000	500,000	500,000
					$5,446,660	$5,568,193
______________
(a)	In April 2011, CSC Holdings repaid the principal amount of the notes of $325,796, plus accrued interest, with $275,000 of borrowings under its revolving loan facility and cash-on-hand.
(b)	The Company may redeem some or all of the notes at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.
(c)
The senior notes are redeemable, in whole or in part, at a redemption price equal to 104.250% of face value at any time on or after June 15, 2012, 102.125% on or after June 15, 2013, and 100% on or after June 15, 2014.

(d)	These notes are not redeemable by the Company prior to maturity.
(e)
At any time prior to December 15, 2013, the Company may redeem some or all of the notes at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.  Beginning on or after December 15, 2013, the Company may redeem some or all of the notes at a redemption price equal to 106% declining annually to 100% beginning on December 15, 2016.

The table above excludes the $487,500 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday at December 31, 2011 and 2010, which are eliminated in the consolidated balance sheets of Cablevision.

The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.

Issuance of Debt Securities

CSC Holdings 8-1/2% Senior Notes Due 2014

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

CSC Holdings 8-5/8% Senior Notes Due 2019

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

Cablevision 7-3/4% Senior Notes Due 2018 and 8% Senior Notes Due 2020

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

Cablevision 8-5/8% Senior Notes Due 2017

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

Bresnan Cable 8% Senior Notes Due 2018

On December 14, 2010, in connection with the financing of the Bresnan acquisition, BBHI Acquisition LLC issued $250,000 aggregate principal amount of 8% senior notes due December 15, 2018 (the "Bresnan Notes"). The Bresnan Notes are guaranteed by all of Bresnan Cable's (the successor entity to BBHI Acquisition LLC) existing subsidiaries and will be guaranteed by certain of Bresnan Cable's future subsidiaries.  In connection with the issuance of these senior notes, the Company incurred deferred financing costs of $5,781, which are being amortized to interest expense over the term of these senior notes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

CSC Holdings 6-3/4% Senior Notes Due 2021

In November 2011, CSC Holdings issued $1,000,000 aggregate principal amount of 6-3/4% senior notes due November 15, 2021 (the "2021 Notes").  CSC Holdings used the net proceeds of this offering, along with proceeds from the Term A-4 extended loan facility, to repurchase portions of its 8-1/2% senior notes due 2015, 6-3/4% senior notes due 2012 and 8-1/2% senior notes due 2014, and for general corporate purposes.  The 2021 Notes bear interest at a rate of 6-3/4% per annum and mature on November 15, 2021. In connection with the issuance of these debt securities, the Company incurred deferred financing costs of $21,433, which are being amortized to interest expense over the term of the 2021 Notes.

Repurchase of Debt Securities

In September 2011, CSC Holdings repurchased $52,683 aggregate principal amount of its outstanding 6-3/4% senior notes due 2012 and $10,000 aggregate principal amount of its outstanding 8-1/2% senior notes due 2014 with cash on hand.  In connection with these repurchases, the Company recognized a loss on extinguishment of debt of approximately $2,218, primarily representing the payments in excess of the principal amount thereof and the write-off of the unamortized deferred financing costs and discounts associated with these notes of approximately $810.

In December 2011, CSC Holdings repurchased $86,339 aggregate principal amount of its outstanding 6-3/4% senior notes due 2012 with cash on hand.  In connection with this repurchase, the Company recognized a loss on extinguishment of debt of approximately $1,457 and the write-off of the unamortized deferred financing costs associated with these notes of approximately $45.

Tender Offers for Debt (tender prices per note in dollars)

Cablevision

In April 2010, Cablevision commenced a cash tender offer for its outstanding $1,000,000 aggregate principal amount of 8% senior notes due April 2012 ("Cablevision April 2012 Notes").  In connection with the tender offer, the Company repurchased $973,175 aggregate principal amount of the Cablevision April 2012 Notes in the second quarter of 2010.  Tender premiums aggregating approximately $102,000, along with other transaction costs of approximately $3,000 have been recorded in loss on extinguishment of debt in the consolidated statement of income for the year ended December 31, 2010.  In addition, unamortized deferred financing costs related to the Cablevision April 2012 Notes aggregating approximately $5,000 were written-off in 2010.

In connection with the tender offer described above, and in accordance with the Company's agreements with Tribune Company, Cablevision redeemed all of its Cablevision April 2012 Notes held by Newsday Holdings LLC with a face value of $682,000 for $758,968.  Newsday Holdings LLC received $487,500 aggregate principal amount of Cablevision 7-3/4% senior notes due 2018 and $266,217 aggregate principal amount of Cablevision 8% senior notes due 2020, plus accrued interest from April 15, 2010, all in accordance with the terms of the Newsday $650,000 senior secured loan facility.  As a result of the redemption of the Cablevision April 2012 Notes, CSC Holdings recorded an increase to other member's equity of $92,192 on a pre-tax basis.

In February 2009, Cablevision commenced a cash tender offer (the "Cablevision February Tender") for its outstanding April 2009 Notes.  Concurrently, CSC Holdings commenced a cash tender offer (the "CSC Holdings February Tender") for (1) its outstanding $500,000 aggregate principal amount of 8-1/8% senior notes due July 15, 2009 ("July 2009 Notes") and (2) its outstanding $400,000 aggregate principal amount of 8-1/8% senior debentures due August 15, 2009 ("August 2009 Debentures").

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Pursuant to the Cablevision February Tender and CSC Holdings February Tender, the Company repurchased $196,269 aggregate principal amount of the April 2009 notes, $449,430 aggregate principal amount of the July 2009 Notes and $306,791 aggregate principal amount of the August 2009 Debentures.  The tender premiums aggregating approximately $490 for the Cablevision April 2009 notes and $18,726 for CSC Holdings July 2009 Notes and August 2009 Debentures, have been recorded in loss on extinguishment of debt in the consolidated statement of income for the year ended December 31, 2009.  As of December 31, 2009, Cablevision repaid the remaining outstanding balance of its April 2009 notes aggregating $303,731 upon their maturity on April 1, 2009 with cash on hand and CSC Holdings repaid the remaining outstanding balance of its July 2009 Notes aggregating $50,570 and its August 2009 Debentures aggregating $93,209 upon their maturity on July 15, 2009 and August 15, 2009, respectively, with cash on hand.

CSC Holdings

In October 2011, CSC Holdings commenced a cash tender offer for (1) its outstanding $500,000 aggregate principal amount of 8-1/2% senior notes due June 2015 ("June 2015 Notes") for total consideration of $1,085 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,055 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes, (2) its outstanding $191,934 aggregate principal amount of 6-3/4% senior notes due April 2012 ("CSC Holdings April 2012 Notes") for total consideration of $1,020 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000 per $1,000 principal amount of notes plus an early tender premium of $20 per $1,000 principal amount of notes, and (3) its outstanding $834,000 aggregate principal amount of 8-1/2% senior notes due April 2014 ("April 2014 Notes") for total consideration of $1,125 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,095 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.

In connection with the tender offer described above, CSC Holdings repurchased approximately $379,500 aggregate principal amount of the June 2015 Notes, approximately $44,600 aggregate principal amount of the CSC Holdings April 2012 Notes, and approximately $258,400 aggregate principal amount of the April 2014 Notes.  The total amount validly tendered represented approximately 76% of the outstanding principal amount of the June 2015 Notes, approximately 23% of the outstanding principal amount of the CSC Holdings April 2012 Notes, and approximately 31% of the outstanding principal amount of the April 2014 Notes.  Tender premiums aggregating $65,433, along with other transaction costs of approximately $957, have been recorded in loss on extinguishment of debt in the consolidated statement of income for the year ended December 31, 2011.  In addition, unamortized deferred financing costs and discounts related to the portion of the June 2015 Notes, April 2014 Notes and CSC Holdings April 2012 Notes repurchased aggregating approximately $21,302 were written-off in 2011.

In September 2009, CSC Holdings commenced a cash tender offer (the "CSC Holdings September Tender") for its outstanding $1,000,000 aggregate principal amount of 7-5/8% senior notes due April 1, 2011 ("April 2011 Notes") and its outstanding $500,000 aggregate principal amount of 6-3/4% senior notes due April 15, 2012 ("April 2012 Notes").  Pursuant to the CSC Holdings September Tender, in October 2009, CSC Holdings repurchased $674,204 aggregate principal amount of the April 2011 Notes and $255,383 aggregate principal amount of the April 2012 Notes.  The tender premiums aggregating approximately $33,604 for the April 2011 Notes and $11,809 for the April 2012 Notes have been recorded in loss on extinguishment of debt in the consolidated statement of income for the year ended December 31, 2009.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Summary of Five Year Debt Maturities

Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2011, including notes payable, collateralized indebtedness (see Note 12), and capital leases, during the five years subsequent to December 31, 2011, are as follows:

Years Ending December 31,	Cablevision(a)	CSC Holdings

2012	$367,641	$340,816
2013	1,133,089	1,133,089
2014	864,815	864,815
2015	297,346	297,346
2016	3,125,235	3,125,235
______________
(a)	Excludes the senior notes payable by Cablevision to Newsday Holdings LLC.

NOTE 12.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

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

As of December 31, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  Interest rate swap contracts with an aggregate notional amount of $1,100,000 matured in March 2010.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 81% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (56% being fixed rate obligations and 25% is effectively fixed through utilization of these interest rate swap contracts) as of December 31, 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The table below summarizes certain terms of these interest rate swap contracts as of December 31, 2011:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at December 31, 2011*

June 2012	$2,600,000	4.86%	0.54%
______________
*
Represents the weighted average effective floating rate received by the Company under its interest rate swap contracts at December 31, 2011 and does not represent the rates to be received by the Company on future payments.

The net unrealized losses resulting from changes in the fair value of the Company's swap agreements and the net realized losses as a result of net cash interest expense are reflected in loss on interest rate swap contracts, net in the accompanying consolidated statements of income.

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

The Company received cash proceeds upon execution of the prepaid forward contracts discussed above which has been reflected as collateralized indebtedness in the accompanying consolidated balance sheets.  In addition, the Company separately accounts for the equity derivative component of the prepaid forward contracts.  These equity derivatives have not been designated as hedges for accounting purposes.  Therefore, the net fair values of the equity derivatives have been reflected in the accompanying consolidated balance sheets as an asset or liability and the net increases or decreases in the fair value of the equity derivative component of the prepaid forward contracts are included in gain (loss) on derivative contracts in the accompanying consolidated statements of income.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, in certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar and the present value of remaining interest payments.  As of December 31, 2011, this exposure was $1,400.

The Company monitors the financial institutions that are counterparties to its equity derivative contracts and it diversifies its equity derivative contracts among various counterparties to mitigate exposure to any single financial institution.  All of the counterparties to such transactions currently carry investment grade credit ratings.

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets at December 31, 2011 and December 31, 2010:

Derivatives Not		Asset Derivatives		Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31, 2011	Fair Value at December 31, 2010	Fair Value at December 31, 2011	Fair Value at December 31, 2010

Interest rate swap contracts	Current derivative contracts	$-	$-	$55,383	$-

Interest rate swap contracts	Long-term derivative contracts	-	-	-	167,278

Prepaid forward contracts	Current derivative contracts	-	-	19,840	47,251

Prepaid forward contracts	Long-term derivative contracts	18,617	-	3,141	12,049

Total derivative contracts		$18,617	$-	$78,364	$226,578

The following represents the impact and location of the Company's derivative instruments within the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009:

Derivatives Not		Amount of Gain (Loss) Recognized
Designated as Hedging	Location of Gain	Years Ended December 31,
Instruments	(Loss) Recognized	2011	2010	2009

Interest rate swap contracts	Loss on interest rate swap contracts, net	$(7,973)	$(85,013)	$(75,631)

Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	1,454	(72,044)	631

Total derivative contracts		$(6,519)	$(157,057)	$(75,000)

For the years ended December 31, 2011, 2010 and 2009, the Company recorded a gain (loss) on investments of $37,370, $109,751 and $(430) respectively, representing the net increase (decrease) in the fair values of all investment securities pledged as collateral for the period.

At December 31, 2011, the Company had principal collateralized indebtedness obligations of $148,175 relating to shares of Comcast common stock that mature during the next twelve months.  The Company intends to settle such obligations by either delivering shares of the applicable stock and proceeds of the equity derivative contracts or delivering cash from the proceeds of new monetization transactions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In the event of an early termination of any of these contracts, the Company would be obligated to repay the guarantee (discussed above) which would be calculated based on the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar at the termination date.

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the years ended December 31, 2011 and 2010.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

	Years Ended December 31,
	2011	2010

Number of shares	13,407,684	8,069,934

Collateralized indebtedness settled	$(204,431)	$(171,400)
Derivative contracts settled	(53,482)	23,226
	(257,913)	(148,174)
Proceeds from new monetization contracts	307,763	148,174
Net cash receipt	$49,850	$-

NOTE 13.	FAIR VALUE MEASUREMENT

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

The FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurement that outlines certain new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Topic 820-10.  ASU No. 2010-06 became effective and was adopted by the Company on January 1, 2011.

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2011 and December 31, 2010:

At December 31, 2011:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$556,853	$-	$-	$556,853
Restricted money market funds	27,920	-	-	27,920
Investment securities	113	-	-	113
Investment securities pledged as collateral	509,234	-	-	509,234
Prepaid forward contracts	-	18,617	-	18,617

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	22,981	-	22,981
Interest rate swap contracts	-	55,383	-	55,383

At December 31, 2010:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$259,463	$-	$-	$259,463
Investment securities	101	-	-	101
Investment securities pledged as collateral	471,864	-	-	471,864

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	59,300	-	59,300
Interest rate swap contracts	-	167,278	-	167,278

The Company's money market funds, restricted money market funds, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

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

Credit Facility Debt, Collateralized Indebtedness, and Senior Notes and Debentures

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

The carrying values and estimated fair values of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

	December 31, 2011
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$802,268

Debt instruments:
Credit facility debt(b)	$5,184,194	$5,198,987
Collateralized indebtedness	455,938	446,660
Senior notes and debentures	3,279,694	3,627,852
Notes payable	29,227	29,227
CSC Holdings total debt instruments	8,949,053	9,302,726

Cablevision senior notes and debentures	2,166,966	2,355,160
Cablevision total debt instruments	$11,116,019	$11,657,886

	December 31, 2010
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$795,508

Debt instruments:
Credit facility debt(b)	$5,756,510	$5,802,917
Collateralized indebtedness	352,606	349,853
Senior notes and debentures	3,402,505	3,781,994
CSC Holdings total debt instruments	9,511,621	9,934,764

Cablevision senior notes and debentures	2,165,688	2,328,644
Cablevision total debt instruments	$11,677,309	$12,263,408
______________
(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The carrying value of the Company's credit facility debt, the substantial portion of which bears interest at variable rates approximates its fair value.

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

Cablevision

Cablevision files a consolidated federal income tax return with its 80% or more owned subsidiaries.

Income tax expense (benefit) attributable to Cablevision's continuing operations consists of the following components:

	Years Ended December 31,
	2011	2010	2009
Current expense (benefit):
Federal	$(1,616)	$(2,716)	$7,639
State and other	22,295	17,134	8,798
	20,679	14,418	16,437
Deferred expense (benefit):
Federal	138,804	120,234	71,832
State	18,415	(24,552)	23,918
	157,219	95,682	95,750
Tax expense relating to uncertain tax positions, including accrued interest	6,538	3,667	990
Income tax expense	$184,436	$113,767	$113,177

The current federal income tax benefit for the year ended December 31, 2011 is primarily attributable to the carry back of a capital loss from 2009 to 2007.  The current federal income tax benefit for the year ended December 31, 2010 is primarily attributable to impact of the requested change in tax accounting method with regard to certain installation costs that was approved by the Internal Revenue Service ("IRS") during 2010 whereby the Company recorded a cumulative adjustment to reflect current deductibility of such costs for income tax purposes.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The income tax expense (benefit) attributable to Cablevision's continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2011	2010	2009

Federal tax expense at statutory federal rate	$148,083	$112,531	$82,953
State income taxes, net of federal benefit	29,236	11,784	19,577
Changes in the valuation allowance	1,822	(2,428)	(1,427)
Change in the state rate used to determine deferred taxes, net of federal benefit	(1,015)	5,842	(6,764)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	1,699	1,202	(105)
Impact of non-deductible officers' compensation, net	77	3,989	7,264
Other non-deductible expenses	3,742	3,246	3,340
Increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a taxing authority	-	(18,951)	-
Elimination of state carry forwards pursuant to LLC conversions	-	-	9,095
Research credit	(1,800)	(1,800)	(1,200)
Tax expense from exclusion of pretax loss of an entity that is consolidated for financial reporting purposes but not for income tax purposes	2,509	335	-
Other, net	83	(1,983)	444
Income tax expense	$184,436	$113,767	$113,177

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

For Cablevision, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$69,689	$96,570
Compensation and benefit plans	41,330	43,074
Allowance for doubtful accounts	5,286	6,260
Other liabilities	10,868	8,626
Deferred tax asset	127,173	154,530
Valuation allowance	(2,311)	(2,217)
Net deferred tax asset, current	124,862	152,313

Investments	(39,937)	(48,668)
Deferred tax liability, current	(39,937)	(48,668)

Net deferred tax asset, current	84,925	103,645

Noncurrent
NOLs and tax credit carry forwards	523,548	513,319
Compensation and benefit plans	85,122	57,929
Investments	-	4,565
Partnership investments	159,456	161,501
Other	11,948	8,483
Deferred tax asset	780,074	745,797
Valuation allowance	(12,036)	(11,224)
Net deferred tax asset, noncurrent	768,038	734,573

Fixed assets and intangibles	(793,332)	(620,987)
Investments	(35,943)	-
Other assets	(19,309)	(14,299)
Deferred tax liability, noncurrent	(848,584)	(635,286)

Net deferred tax asset (liability), noncurrent	(80,546)	99,287

Total net deferred tax asset	$4,379	$202,932

The increase in the deferred tax liability with regard to fixed assets from December 31, 2010 to December 31, 2011 is primarily attributable to the estimated impact of additional first-year bonus depreciation deductions for federal income tax purposes for certain capital expenditures.

At December 31, 2011, Cablevision had consolidated federal NOLs of $1,659,345 expiring on various dates from 2021 through 2031.  Cablevision has recorded a deferred tax asset related to $1,402,443 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $256,902 as this portion relates to excess tax benefits that have not yet been realized, including 'windfall' deductions on share-based awards and amortization of certain tax deductible goodwill.  The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $46,362 in 2011 and by $242,525 on a cumulative basis through December 31, 2011.  Cablevision uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recorded as an increase to paid-in capital with regard to share-based awards and as a decrease in goodwill with regard to certain tax deductible goodwill.

As of December 31, 2011, Cablevision has $20,443 of federal alternative minimum tax credit carry forwards, which do not expire.

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

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2011	2010	2009
Current expense:
Federal	$(835)	$6,190	$11,174
State and other	33,491	17,134	8,798
	32,656	23,324	19,972
Deferred expense (benefit):
Federal	210,415	226,188	125,182
State	42,989	(2,293)	38,111
	253,404	223,895	163,293
Tax expense relating to uncertain tax positions, including accrued interest	6,538	3,667	990
Income tax expense	$292,598	$250,886	$184,255

The current federal income tax benefit for the year ended December 31, 2011 is primarily attributable to the carry back of a capital loss from 2009 to 2007.  The current federal tax expense for the year ended December 31, 2010 is primarily attributable to the estimated federal income tax liability of CSC Holdings on a stand-alone basis, partially offset by the impact of the requested change in tax accounting method with regard to certain installation costs that was approved by the IRS during 2010 whereby the Company recorded a cumulative adjustment to reflect current deductibility of such costs for income tax purposes.

In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $773, representing the estimated federal income tax liability of CSC Holdings for the year ended December 31, 2011 as determined on a stand-alone basis as if CSC Holdings filed separate federal consolidated income tax returns.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The income tax expense (benefit) attributable to CSC Holdings' continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2011	2010	2009

Federal tax expense (benefit) at statutory federal rate	$232,987	$235,187	$144,808
State income taxes, net of federal benefit	45,237	30,263	29,777
Changes in the valuation allowance	1,822	(2,428)	(1,427)
Change in the state rate used to determine deferred taxes, net of federal benefit	5,800	2,925	(8,510)
Tax expense relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	1,699	1,202	(105)
Impact of non-deductible officers' compensation, net	77	3,989	7,264
Other non-deductible expenses	3,742	3,246	3,340
Increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a taxing authority	-	(18,951)	-
Elimination of state carry forwards pursuant to LLC conversions	-	-	9,095
Research credit	(1,800)	(1,800)	(1,200)
Tax expense from exclusion of pretax loss of an entity that is consolidated for financial reporting purposes but not for income tax purposes	2,509	335	-
Other, net	525	(3,082)	1,213
Income tax expense	$292,598	$250,886	$184,255

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

For CSC Holdings, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$79,318	$152,163
Compensation and benefit plans	41,330	43,074
Allowance for doubtful accounts	5,286	6,260
Other liabilities	10,868	8,626
Deferred tax asset	136,802	210,123
Valuation allowance	(5,493)	(5,968)
Net deferred tax asset, current	131,309	204,155

Investments	(39,937)	(48,668)
Deferred tax liability, current	(39,937)	(48,668)

Net deferred tax asset, current	91,372	$155,487

Noncurrent
Tax credit carry forwards	492	41,634
Compensation and benefit plans	85,122	57,929
Investments	-	4,565
Partnership investments	159,456	161,501
Other	11,948	8,483
Deferred tax asset	257,018	274,112
Valuation allowance	(8,854)	(7,473)
Net deferred tax asset, noncurrent	248,164	266,639

Fixed assets and intangibles	(793,332)	(620,987)
Investments	(35,943)	-
Other assets	(19,309)	(14,299)
Deferred tax liability, noncurrent	(848,584)	(635,286)

Net deferred tax liability, noncurrent	(600,420)	(368,647)

Total net deferred tax liability	$(509,048)	$(213,160)

The increase in the deferred tax liability with regard to fixed assets from December 31, 2010 to December 31, 2011 is primarily attributable to the estimated impact of additional first-year bonus depreciation deductions for federal income tax purposes with regard to certain capital expenditures.

At December 31, 2011, on a stand-alone basis CSC Holdings had consolidated federal NOLs of $253,868, expiring in 2024.  CSC Holdings has recorded a deferred tax asset related to $84,816 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $169,052 as this portion relates to excess tax benefits that have not yet been realized, including 'windfall' deductions on share-based awards and amortization of certain tax deductible goodwill.  The tax deduction resulting from the exercise and issuance of certain share-based awards exceeded the aggregate compensation expense for such awards by $46,362 in 2011 and by $154,675 on a cumulative basis through December 31, 2011.  Cablevision uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recorded as an increase to paid-in capital with regard to share-based awards and as a decrease in goodwill with regard to certain tax deductible goodwill.  However, on a stand-alone basis CSC Holdings realized excess state tax benefit of $11,196 during the year ended December 31, 2011.  Such excess tax benefit resulted in an increase to additional paid-in capital.  Subsequent to the utilization of CSC Holdings' net operating loss and tax credit carry forwards, including the portion relating to remaining excess tax benefits not yet realized, obligations to Cablevision pursuant to the tax allocation policy will increase significantly.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

As of December 31, 2011, on a stand-alone basis CSC Holdings has $40,416 of alternative minimum tax credit carry forwards, which do not expire.

The Company

Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of income.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest, is as follows:

Balance at December 31, 2010	$60,098
Increases related to prior year tax positions	4,535
Decreases related to prior year tax positions	(341)
Increases related to current year tax positions	329
Settlements	-
Lapse of statute of limitations	-
Balance at December 31, 2011	$64,621

As of December 31, 2011, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $58,319.

Interest expense related to uncertain tax positions is included in income tax expense, consistent with the Company's historical policy.  After considering the associated deferred tax benefit, interest expense of $1,179, $1,210 and $385 has been included in income tax expense attributable to continuing operations in the consolidated statements of income for 2011, 2010 and 2009, respectively.  At December 31, 2011, accrued interest on uncertain tax positions of $306 and $3,015 was included in accrued liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Management does not believe that it is reasonably possible that the total amount of the gross liability for uncertain tax positions existing as of December 31, 2011 will significantly increase or decrease within twelve months of December 31, 2011.

With a few exceptions, the Company is no longer subject to state and local income tax audits by taxing authorities for years prior to 2007.  The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey and Connecticut and the city of New York.  The IRS is presently examining the Company's consolidated federal income tax returns for years 2006 through 2008.  The State of New York is presently auditing income tax returns for years 2006 through 2008.

Management does not believe that the resolution of the ongoing income tax examinations described above will have a material adverse impact on the financial position of the Company.  Changes in the liabilities for uncertain tax positions will be recognized in the interim period in which the positions are effectively settled or there is a change in factual circumstances.

NOTE 15.	BENEFIT PLANS

Plan Descriptions

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the "Cablevision Defined Benefit Plans")

The Company sponsors a non-contributory qualified defined benefit cash balance retirement plan (the "Pension Plan") for the benefit of non-union employees other than those of the theatre business, Bresnan Cable and Newsday (subsequent to May 1, 2009).  Under the Pension Plan, the Company credits a certain percentage of eligible pay into an account established for each participant which is credited with a market based rate of return monthly.

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

In May 2011, the Pension Plan was amended whereby all benefits earned by employees of AMC Networks who participated in the Pension Plan were frozen as of the AMC Networks Distribution date.  Also, all active employees of AMC Networks that participated in the Pension Plan who were unvested as of the AMC Networks Distribution became fully vested as of the AMC Networks Distribution date.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company's consolidated balance sheets for all of the Company's qualified and non-qualified defined benefit pension plans at December 31, 2011 and 2010:

	Cablevision Defined Benefit Plans
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$309,028	$301,716
Service cost	39,253	40,786
Interest cost	16,321	14,354
Settlement gain on the Excess Cash Balance Plan in connection with the AMC Networks Distribution (a)	(3,454)	-
Curtailment loss on the Pension Plan in connection with the AMC Networks Distribution (a)	1,848	-
Actuarial loss (gain)	60	(21,366)
Benefits paid	(18,690)	(10,820)
Benefit obligations relating to Madison Square Garden as a result of the MSG Plans Transfer(b)	-	(15,642)
Benefit obligation at end of year	344,366	309,028

Change in plan assets:
Fair value of plan assets at beginning of year	228,112	194,468
Actual return on plan assets, net	16,394	3,935
Employer contributions	66,306	50,109
Benefits paid	(18,690)	(10,820)
Plan assets relating to Madison Square Garden as a result of the MSG Plans Transfer(c)	-	(9,580)
Fair value of plan assets at end of year	292,122	228,112

Unfunded status at end of year	$(52,244)	$(80,916)
______________
(a)	Represents amounts calculated as of June 30, 2011 which represented the date employees of AMC Networks ceased active participation in the Cablevision Defined Benefit Plans.
(b)	Represents amounts calculated on January 1, 2010 which represented the date employees of Madison Square Garden ceased participation in the Cablevision Defined Benefit Plans.
(c)
Represents the fair value as of January 1, 2010 of the plan assets that were held by the Pension Plan related to employees of Madison Square Garden who ceased participation in the Pension Plan.  In April 2011, assets with a fair value of $9,261 were transferred from the Pension Plan to a Madison Square Garden sponsored cash balance pension plan, which reflects activity that occurred between January 1, 2010 and the transfer date.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive loss for the years ended December 31, 2011 and 2010 are as follows:

	Cablevision Defined Benefit Plans
	2011	2010

Actuarial gain	$(5,517)	$(19,186)
Recognized actuarial loss	(1,988)	(5,831)
Transfer of unrecognized actuarial loss to Madison Square Garden as a result of the MSG Plans Transfer	-	(3,712)
Transfer of unrecognized prior service cost to Madison Square Garden as a result of the MSG Plans Transfer	-	(155)
	$(7,505)	$(28,884)

Approximately $401 in accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost during the next fiscal year relating to the defined benefit plans.

The Company's net funded status relating to its defined benefit plans at December 31, 2011 is as follows:

Cablevision Defined Benefit Plans	$(52,244)
Less: Current portion	1,947
Long-term defined benefit plan obligations	$(50,297)

Components of the net periodic benefit cost (credit), recorded primarily in selling, general and administrative expenses, for the Cablevision defined benefit plans for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Cablevision Defined Benefit Plans
	2011*	2010*	2009*

Service cost	$39,253	$40,786	$40,862
Interest cost	16,321	14,354	13,359
Expected return on plan assets, net	(10,816)	(6,116)	(3,707)
Recognized prior service cost	-	-	26
Recognized actuarial loss	1,583	5,831	5,265
Settlement loss	-	-	55
Net periodic benefit cost	$46,341	$54,855	$55,860
______________
*
Includes net periodic benefit costs of approximately $2,332 and $4,988 for the years ended December 31, 2011, and 2010, respectively, relating to AMC Networks employees, and approximately $9,965 for the year ended December 31, 2009 relating to Madison Square Garden and AMC Networks employees, that are reflected as a component of discontinued operations in the Company's consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Cablevision defined benefit plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2011	2010	2009	2011	2010

Discount rate	5.25%	5.17%	5.58%	4.32%	5.25%
Rate of increase in future compensation levels	3.50%	3.50%	4.50%	3.50%	3.50%
Expected rate of return on plan assets (Pension Plan only)	5.04%	4.38%	4.00%	N/A	N/A

In 2011, 2010 and 2009, the discount rates used by the Company in calculating the net periodic benefit cost were determined (based on the expected duration of the benefit payments for the pension plans) from the Buck Consultants' Discount Rate Model (which is developed by examining the yields on selected highly rated corporate bonds), to select a rate at which the Company believed the pension benefits could be effectively settled.

In December 2010, the Pension Plan's actuary completed an experience study of the demographic assumptions used in the actuarial valuation of the Pension Plan.  The assumptions reviewed included the expected rates of termination and retirement, as well as the assumed timing of benefit commencements and lump sum utilization rates.  Based on this analysis, the actuary developed revised demographic assumptions, which were utilized in calculating the benefit obligations as of December 31, 2010.  The use of the revised assumptions resulted in an increase in the Pension Plan's expected duration of benefit payments as compared to the previous years.  Although overall discount rates decreased in 2010 as compared to 2009, the increase in the expected duration of benefit payments yielded a higher discount rate as compared to the discount rate under the Pension Plan's historical expected duration of benefit payments.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Plan Assets and Investment Policy

The weighted average asset allocations of the Pension Plan at December 31, 2011 and 2010 were as follows:

	Plan Assets at December 31,
	2011	2010
Asset Class:

Fixed income securities	93%	91%
Cash equivalents and other(a)	7	9
	100%	100%
______________
(a)	Represents investment in mutual funds that invest primarily in money market securities.

The Pension Plan's investment objectives reflect an overall low risk tolerance to stock market volatility.  This strategy allows for the Pension Plan to invest in portfolios that would obtain a market rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Pension Plan.  This requires the Pension Plan to subject a portion of its assets to increased risk to generate a greater rate of return.  The investments held in the Pension Plan are readily marketable and can be sold to fund benefit payment obligations of the plan as they become payable.

Investment allocation decisions are formally made by the Company's Investment and Benefit Committee, which takes into account investment advice provided by its external investment consultant.  The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Investment and Benefit Committee.  The investment consultant also takes into account the Pension Plan's liabilities when making investment allocation decisions.  These decisions are driven by asset/liability studies conducted by the external investment consultant who combine actuarial considerations and strategic investment advice.  The major categories of the Pension Plan Trust's assets are cash equivalents and bonds which are marked-to-market on a daily basis.  Due to the Pension Plan Trust's significant holdings in long-term government and non-government securities, the Pension Plan Trust's assets are subjected to interest-rate risk; specifically, a rising interest rate environment.  However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates causes a corresponding decrease to the overall liability of the Pension Plan thus creating a hedge against rising interest rates.  Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability.  In addition, a portion of the Pension Plan Trust's bond portfolio is invested in foreign debt securities where there could be foreign currency risks associated with them, as well as in non-government securities which are subject to credit-risk of the bond issuer defaulting on interest and/or principal payments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Investments at Estimated Fair Value

The fair values of the assets of the Pension Plan at December 31, 2011 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Fixed income securities:
Foreign issued corporate debt	$-	$22,832	$-	$22,832
U.S. corporate debt	-	73,650	-	73,650
Government debt	-	21,070	-	21,070
U.S. Treasury securities	-	153,870	-	153,870
Other	-	71	-	71
Cash equivalents(a)	18,111	724	-	18,835
Total (b)	$18,111	$272,217	$-	$290,328
______________
(a)	Primarily represents investments in mutual funds that invest primarily in money market securities.
(b)	Excludes net receivables relating to securities sales that were not settled as of December 31, 2011.

The fair values of the assets of the Pension Plan at December 31, 2010 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Fixed income securities:
Foreign issued corporate debt	$-	$5,502	$-	$5,502
U.S. corporate debt		35,897		35,897
Government debt	-	7,449	-	7,449
U.S. Treasury securities	-	166,252	-	166,252
Other	-	318	-	318
Cash equivalents(a)	19,271	-	-	19,271
Total(b)	$19,271	$215,418	$-	$234,689
______________
(a)	Primarily represents investments in mutual funds that invest primarily in money market securities.
(b)
Total amount includes plan assets of $9,451 relating to Madison Square Garden which were transferred in 2011 and excludes net receivables relating to securities sales that were not settled as of December 31, 2010.

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2012	$22,994
2013	27,231
2014	30,964
2015	32,788
2016	34,758
2017-2021	199,766

Of the amounts expected to be paid in 2012, the Company has recorded $1,947 as a current liability in its consolidated balance sheets at December 31, 2011, since this amount represents the aggregate benefit payment obligation payable in the next twelve months that exceeds the fair value of aggregate plan assets at December 31, 2011 for the Company's Excess Cash Balance Plan and CSC Supplemental Benefit Plan.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Company currently expects to contribute approximately $21,600 to the Pension Plan in 2012.

Defined Contribution Benefit Plans

The Company also maintains the Cablevision 401(k) Savings Plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the plan.  In addition, the Company maintains an unfunded non-qualified excess savings plan for which the Company provides a matching contribution similar to the Cablevision 401(k) Savings Plan.  The cost associated with these plans was $23,011, $23,395 and $21,377 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 16.	EQUITY AND LONG-TERM INCENTIVE PLANS

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

Under the 2006 Stock Plan for Non-Employee Directors, Cablevision is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  Cablevision may grant awards for up to 1,000,000 shares of CNYG Class A common stock (subject to certain adjustments) under this plan.  Options under this plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Unless otherwise determined by the compensation committee, on the date of each annual meeting of Cablevision's stockholders, each non-employee director will receive a number of restricted stock units for the number of shares of common stock equal to $110,000 divided by the fair value of a share of CNYG Class A stock based on the closing price on the date of grant.  In 2011 and 2010, Cablevision granted its non-employee directors an aggregate of 32,460 and 52,151 restricted stock units, respectively, which vested on the date of grant.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Previously, Cablevision had an employee stock plan ("1996 Employee Stock Plan") under which it was authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights, and bonus awards and a non-employee director stock plan ("1996 Non-Employee Director Stock Plan") under which it was authorized to grant options and restricted stock units.  The 1996 Employee Stock Plan expired in February 2006 and the 1996 Non-Employee Director Stock Plan expired in May 2006.  Outstanding options issued pursuant to these plans have expiration dates through 2015.

Options and stock appreciation rights have typically been scheduled to vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares have typically been subject to three or four year cliff vesting.  Performance based options were typically subject to approximately two year or three year cliff vesting, with exercisability subject to performance criteria.  Performance based restricted stock are subject to three year cliff vesting subject to achievement of performance criteria. Performance based options typically expire 10 years from the date of grant (or up to one additional year in the case of the death of the holder).  Cablevision has 98,752 fully vested stock appreciation rights outstanding (which include 57,152 held by AMC Networks and Madison Square Garden employees) at December 31, 2011.  Total non-employee director restricted stock units outstanding as of December 31, 2011 were 235,826.  There were no stock options or stock appreciation rights granted in 2011.

Since share-based compensation expense is based on awards that are ultimately expected to vest, such compensation (which includes options, restricted stock, and stock appreciation rights) for the years ended December 31, 2011, 2010 and 2009 has been reduced for estimated forfeitures.  Forfeitures were estimated based primarily on historical experience.  Share-based compensation expense (including expenses related to AMC Networks and Madison Square Garden share-based awards held by Company employees) recognized for continuing operations as selling, general and administrative expense for the years ended December 31, 2011, 2010 and 2009 amounted to $44,536, $50,289 and $49,820 (of which $44,877, $48,434 and $47,143 related to equity classified awards), respectively.  An income tax benefit of $17,782, $18,142 and $15,467 was recognized in continuing operations resulting from this share-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents the share-based compensation expense (income) for continuing operations recognized by the Company for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009

Stock options (including performance based options)	$3,931	$4,877	$6,697
Stock appreciation rights	(341)	1,855	2,677
Restricted shares	40,946	43,557	40,446
Share-based compensation	$44,536	$50,289	$49,820

Cablevision uses the 'with-and-without' approach to determine the recognition and measurement of excess tax benefits.

Cash flows resulting from excess tax benefits are classified as cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to stock compensation costs for such awards.  Excess tax benefits of $11,196 were recorded at CSC Holdings for the year ended December 31, 2011.  No excess tax benefits for the years ended December 31, 2011, 2010 and 2009 for Cablevision and for the years ended December 31, 2010 and 2009 for CSC Holdings were recorded.

Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 was $6,471, $21,768 and $17,663, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Valuation Assumptions - Stock Options and Stock Appreciation Rights

Cablevision calculates the fair value of each option award on the date of grant and for each stock appreciation right on the date of grant and at the end of each reporting period using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the share-based awards and vesting schedules, or by using the simplified method (the average of the vesting period and option term), if applicable.  The interest rate for periods within the contractual life of the stock option is based on interest yields for U.S. Treasury instruments in effect at the time of grant.   For stock appreciation rights, the interest rate is based on interest yields for U.S. Treasury instruments in effect at the time of grant  and at the end of each reporting period.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

Treatment of Share-Based Payment Awards After the AMC Networks Distribution and MSG Distribution

In connection with the AMC Networks Distribution and MSG Distribution, and as provided for in the Company's equity plans, each stock option and stock appreciation right ("SAR") outstanding at the effective date of the AMC Networks Distribution and MSG Distribution became:  (i) one option and one SAR with respect to CNYG Class A Common Stock, (ii) one option and one SAR with respect to AMC Networks Class A common stock, and (iii) one option and one SAR with respect to Madison Square Garden Class A common stock  The existing exercise price of each option/SAR was allocated between the existing Cablevision option/SAR, AMC Networks option/SAR and Madison Square Garden option/SAR based on the average of the volume weighted average prices of AMC Network's, Madison Square Garden's and Cablevision's common shares for the ten trading days immediately following the AMC Networks Distribution and MSG Distribution.  The underlying share amount took into account the 1:4 distribution ratio for both the AMC Networks Distribution and MSG Distribution. As a result of these adjustments, 82.63% of the pre-MSG Distribution exercise price of options/rights was allocated to the Cablevision options/rights and 17.37% was allocated to the new Madison Square Garden options/rights and approximately 73.59% of the pre-AMC Networks Distribution exercise price of options/SARs was allocated to the Cablevision options/SARs and approximately 26.41% was allocated to the new AMC Networks options/SARs.  No additional compensation expense was recorded as a result of these modifications for the years ended December 31, 2011 and 2010.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Share-Based Payment Award Activity

The following table summarizes activity relating to Company employees who held Cablevision stock options for the year ended December 31, 2011:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(a)	Contractual Term (in years)	Aggregate Intrinsic Value(b)
Balance, December 31, 2010	6,163,042	403,200	$11.10	4.18	$149,373
Exercised	(354,347)	-	9.79
Forfeited/Expired	(368,033)	-	7.58

Balance, December 31, 2011	5,440,662	403,200	$8.27	3.37	$35,607

Options exercisable at December 31, 2011	4,207,263	403,200	$8.14	3.26	$28,060

Options expected to vest in the future	1,233,399	-	$8.74	3.75	$7,547
______________
(a)	Option exercise prices relating to activity occurring on and subsequent to the AMC Networks Distribution date were adjusted to 73.59% of their pre-AMC Networks Distribution exercise prices.
(b)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on December 31, 2011 or December 31, 2010, as indicated, and December 31, 2011 in the case of the options expected to vest in the future.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Cablevision stock options held by AMC Networks and Madison Square Garden employees are not expensed by the Company, however such stock options do have a dilutive effect on net income per share attributable to Cablevision stockholders.  The following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision stock options for the year ended December 31, 2011:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share(a)	Contractual Term (in years)	Aggregate Intrinsic Value(b)
Balance, December 31, 2010	906,985	92,200	$11.57	4.29	$22,252
Exercised	(153,077)	(59,800)	14.05

Balance, December 31, 2011	753,908	32,400	$7.97	3.10	$4,933

Options exercisable at December 31, 2011	628,642	32,400	$8.29	3.17	$3,933
Options expected to vest in the future	125,266	-	$6.24	2.68	$1,000
______________
(a)	Option exercise prices relating to activity occurring on and subsequent to the AMC Networks Distribution date were adjusted to 73.59% of their pre-AMC Networks Distribution exercise prices.
(b)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on December 31, 2011 or December 31, 2010, as indicated, and December 31, 2011 in the case of the options expected to vest in the future.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision's common stock for the 6,395,053 options outstanding that were in-the-money (which includes 5,236,388 exercisable options) at December 31, 2011.  For the year ended December 31, 2011, the aggregate intrinsic value of options exercised under Cablevision's stock option plans was $12,074 determined as of the date of option exercise, as applicable.  When an option is exercised, Cablevision issues new shares of stock.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the year ended December 31, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)

Unvested award balance, December 31, 2010	6,032,120	606,600	$16.24
Granted	952,300	331,200	36.01
Vested	(1,713,240)	(153,400)	19.89
Awards forfeited	(356,838)	(243,700)	15.68
Transfers(a)	(145,860)	-	14.44

Unvested award balance, December 31, 2011	4,768,482	540,700	$13.89
______________
(a)	Represents the transfer of restricted stock awards for employees who transferred from/to Cablevision affiliated entities to/from AMC Networks during the period.
(b)
Restricted share grant date fair values relating to activity occurring on and subsequent to the AMC Networks Distribution date were adjusted to 73.59% of their pre-AMC Networks Distribution grant date fair value per share amount.

As with options (discussed above), Cablevision restricted shares held by AMC Networks and Madison Square Garden employees are not expensed by the Company, however such restricted shares do have a dilutive effect on net income per share attributable to Cablevision stockholders.  The following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision restricted shares for the year ended December 31, 2011:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant(b)

Unvested award balance, December 31, 2010	2,914,770	-	$14.48
Granted	303,530	76,090	36.10
Vested	(749,390)	-	19.69
Transfers, net(a)	145,860	-	14.44
Awards forfeited	(200,700)	-	12.13
Awards forfeited in connection with the AMC Networks Distribution(c)	(327,620)	(76,090)	26.57

Unvested award balance, December 31, 2011	2,086,450	-	$9.37

_________________
(a)	Represents the transfer of restricted stock awards for employees who transferred from/to Cablevision affiliated entities to/from AMC Networks during the period.
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

For the years ended December 31, 2011, 2010 and 2009, the amount of cash used by the Company to settle the aggregate intrinsic value of stock appreciation rights exercised under Cablevision's stock plans was $879, $6,443 and $1,308, respectively, determined as of the date of exercise.  The aggregate intrinsic value, which was settled in cash, is calculated as the difference between (i) the exercise price of the underlying awards and (ii) the quoted price of the CNYG Class A common stock as of the date of exercise, plus dividends, as applicable.

As of December 31, 2011, there was $42,657 of total unrecognized compensation cost related to Cablevision's unvested options and restricted shares granted under Cablevision's stock plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1 year.

During the year ended December 31, 2011, 2,616,030 Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,071,017 of these shares, with an aggregate value of $35,555, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

Long-Term Incentive Plans

In April 2006, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision's stockholders at its annual stockholders meeting in May 2006.

In connection with the long-term incentive awards outstanding, the Company has recorded expenses in continuing operations of $2,920, $48,410 and $44,106 for the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, the Company had accrued $1,970 for performance-based awards for which the performance criteria had not yet been met as of December 31, 2011 as such awards are based on achievement of certain performance criteria through December 31, 2012 and 2013.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance-based awards.  In 2011, the Company reversed and substantially reduced accruals related to awards with performance criteria through December 31, 2012 and 2013.

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

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ending December 31,
	2011(a)	2010(a)	2009(a)

Revenues, net	$2,746	$2,455	$1,780

Operating expenses (credits):
Technical expenses, net of credits	$23,037	$18,753	$21,351

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(4,797)	(5,661)	(5,445)
Health and welfare plan allocations	(9,719)	(8,209)	(8,601)
Risk management and general insurance allocations	(836)	(1,626)	(1,619)
Other	(1,901)	(1,627)	(1,223)
Selling, general and administrative expenses (credits), subtotal	(17,253)	(17,123)	(16,888)

Operating expenses, net	5,784	1,630	4,463

Net charges (credits)	$3,038	$(825)	$2,683
______________
(a)
Amounts relating to AMC Networks for the period prior to the AMC Networks Distribution are eliminated in consolidation.  Operating results of AMC Networks are reported in discontinued operations for all periods presented prior to the AMC Networks Distribution.  Corporate overhead costs previously allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution have been reclassified to continuing operations and are not reflected in the table above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the revenue and charges (credits) related to services provided to or received from Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ending December 31,
	2011(a)	2010(a)	2009(a)

Revenues, net	$2,476	$1,926	$2,403

Operating expenses (credits):
Technical expenses, net of credits	$155,794	$152,889	$123,191

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(3,170)	(8,135)	(5,626)
Health and welfare plan allocations	-	-	(12,682)
Risk management and general insurance allocations	-	(713)	(6,161)
Other	3,429	2,888	4,805
Selling, general and administrative expenses (credits), subtotal	259	(5,960)	(19,664)

Operating expenses, net	156,053	146,929	103,527

Net charges	$153,577	$145,003	$101,124
______________
(a)
Amounts relating to Madison Square Garden for the period prior to the MSG Distribution are eliminated in consolidation.  Operating results of Madison Square Garden are reported in discontinued operations for all periods presented prior to the MSG Distribution.  Corporate overhead costs previously allocated to Madison Square Garden that were not eliminated as a result of the MSG Distribution have been reclassified to continuing operations and are not reflected in the table above.

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

Health and Welfare Plan Allocations

Employees of Madison Square Garden and AMC Networks participated in health and welfare plans sponsored by the Company through December 31, 2009 and December 31, 2011, respectively.  Health and welfare benefit costs have generally been charged to AMC Networks and Madison Square Garden based upon the proportionate number of participants in the plans.

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

Transactions with Other Affiliates

During 2011, 2010 and 2009, the Company provided services to or incurred costs on behalf of certain related parties, including from time to time, members of the Dolan family or to entities owned by members of the Dolan family.  All costs incurred on behalf of these related parties are reimbursed to the Company.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Aggregate amounts due from and due to AMC Networks, Madison Square Garden and other affiliates at December 31, 2011 and 2010 are summarized below:

Cablevision	December 31,
	2011	2010

Amounts due from affiliates	$6,818	$25,127
Amounts due to affiliates	32,682	31,517

CSC Holdings	December 31,
	2011	2010

Amounts due from affiliates (principally Cablevision)	$503,576	$515,698
Amounts due to affiliates	30,065	31,200

NOTE 18.                      COMMITMENTS AND CONTINGENCIES

Commitments

Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2011 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations(1)	$4,781,546	$1,486,257	$1,728,672	$857,002	$709,615
Guarantees(2)	26,151	22,685	3,466	-	-
Letters of credit(3)	60,948	7,087	1,711	52,150	-
Total	$4,868,645	$1,516,029	$1,733,849	$909,152	$709,615
______________
(1)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to the Company's subscribers, minimum purchase obligations to purchase goods or services and contractual obligations under certain employment contracts.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2011 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2011.

(2)
Includes franchise and performance surety bonds primarily for the Company's Telecommunications Services segment.  Also includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of shares of Comcast Corporation common stock.  Does not include CSC Holdings' guarantee of Newsday LLC's obligations under its $650,000 senior secured loan facility.  Amounts due by period for this off-balance sheet arrangement represent the year in which the commitment expires.

(3)
Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.  Amounts due by period for this off-balance sheet arrangement represent the year in which the commitment expires.

At any time after the thirteenth anniversary of the closing of the Newsday acquisition and on or prior to the date that is six months after such anniversary, Tribune Company will have the right to require CSC Holdings to purchase Tribune Company's entire interest in Newsday Holdings LLC at the fair value of the interest at that time.  The table above does not include any future payments that would be required upon the exercise of this put right.

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

Legal Matters

Cable Business Litigation

Brantley, et al. v. NBC Universal, Inc. et al.:  On September 20, 2007, individual cable and satellite subscribers, purportedly on behalf of a nationwide class of cable and satellite subscribers, filed an antitrust lawsuit in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint, as amended, alleges that the defendants violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a "bundled" basis and by offering programming in packaged tiers rather than on an "à la carte" basis.  Plaintiffs seek unspecified treble monetary damages and injunctive relief.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the District Court granted the defendants' motions and dismissed the third amended complaint with prejudice for failure to plead foreclosure of any non-defendant programmers, which the Court held to be a necessary element of the alleged antitrust injury.  On April 19, 2010, Plaintiffs filed an appeal with the United States Court of Appeals for the Ninth Circuit.  On June 3, 2011, the Ninth Circuit affirmed the District Court's dismissal of the action.  On July 7, 2011, Plaintiffs filed a petition for panel rehearing and rehearing en banc with the Ninth Circuit.  In an order issued on October 31, 2011, following the death of a member of the original panel, the Ninth Circuit withdrew its decision, denied the petitions for panel rehearing and rehearing en banc as moot, and directed that the three-judge panel be reconstituted with a new third member.  The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this lawsuit with certainty or reasonably estimate a range of possible loss.

Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, Plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision-compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint. On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012.  The Company believes that these claims are without merit and intends to defend this lawsuit vigorously, but is unable to predict the outcome of the lawsuit with certainty or reasonably estimate a range of possible loss.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  The plaintiffs have asserted claims for breach of contract, unjust enrichment, and consumer fraud, and seek unspecified compensatory damages, punitive damages and attorneys' fees.  The Company has filed a motion to dismiss this action.  The Court's decision is pending.  The Company believes that these claims are without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits with certainty or reasonably estimate a range of possible loss.

Livingston v. Cablevision Systems Corporation, et al.:  On January 26, 2012, a securities lawsuit was filed in the U.S. District Court for the Eastern District of New York against the Company and certain current and former officers, by a Cablevision shareholder, purportedly on behalf of a class of individuals who purchased Cablevision common stock between February 16, 2011 and October 28, 2011.  The complaint alleges that the Company and the individual defendants violated Section 10(b) of the Securities Exchange Act by allegedly issuing materially false and misleading statements regarding (i) the Company's customer retention and advertising costs, and (ii) the Company's loss of video customers, especially in the New York area.  The complaint also alleges that the individual defendants violated Section 20(a) of the Securities Exchange Act for the same alleged conduct.  Plaintiff seeks unspecified monetary damages, attorneys' fees, and equitable relief.  The Company believes that these claims are without merit and intends to defend the lawsuit vigorously, but is unable to predict the outcome of this lawsuit with certainty or reasonably estimate a range of possible loss.

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

DISH Network Contract Dispute

In 2005, subsidiaries of the Company (now subsidiaries of AMC Networks) entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC ("VOOM HD") and EchoStar Satellite LLC (the predecessor to DISH Network, LLC ("DISH Network")) agreed to distribute VOOM on DISH Network for a 15-year term.  The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances.  On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD's motion for a preliminary injunction.  On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network's improper termination of the affiliation agreement.  On June 24, 2008, DISH Network answered VOOM HD's amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement.  On July 14, 2008, VOOM HD replied to DISH Network's counterclaims.  The Company believes that the counterclaims asserted by DISH Network are without merit.  VOOM HD and DISH Network each filed cross-motions for summary judgment.  In November 2010, the court denied both parties' cross-motions for summary judgment, but granted VOOM HD's motion for sanctions based on DISH Network's spoliation of evidence as well as its motion to exclude DISH Network's principal damages expert.  DISH Network appealed these latter two rulings.  On January 31, 2012, the Appellate Division of the New York Supreme Court issued a decision affirming (i) the trial court's finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court's decision to exclude DISH Network's damages expert.  On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order.  VOOM has opposed the motion.  Further proceedings in the trial court remain stayed pending the appellate court's ruling on the motion.

In connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (collectively, the "AMC Parties") have entered into an agreement (the "VOOM Litigation Agreement") which provides that from and after the AMC Networks Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network.  Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties.  CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of AMC Networks from VOOM HD.  CSC Holdings and the AMC Parties will also bear equally the legal fees and expenses once such costs reach an agreed-upon threshold.

Tax Disputes

The Company has been under examination by the New York State Department of Taxation and Finance ("NYS") for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded the audit and issued a proposed assessment ("Notice") totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount does not include any amounts which could be assessed for periods subsequent to November 2007, including additional interest and penalties.  The Notice is not a final assessment at this time, because the Company requested, on a timely basis, further review by the Division of Tax Appeals by filing a petition for an Administrative Law Judge hearing.  The administrative hearing has been adjourned to allow the Company and NYS an opportunity to discuss possible resolutions of this matter.  The principal audit issue is the amount of Optimum Voice revenue that should be subject to tax.  The Company has collected and remitted, and continues to collect and remit, sales tax on more than 75% of its VoIP revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and the Company's reasonable calculation of subscriber interstate and international usage.  NYS has asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  The Company believes that it has substantial defenses to such claim and will continue to vigorously contest the Notice.  No provision has been made for such claim in the accompanying consolidated financial statements.

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, Bresnan Cable's cable and telephone businesses have been taxed separately by the MT DOR.  In 2010, MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable filed a declaratory judgment action against the MT DOR in Montana State Court challenging its property tax classifications for 2007 through 2010.  Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment.  In accordance with that law, Bresnan Cable has paid substantially all of its 2010 property tax assessment under protest, which the Company expensed when the payments were made, and is seeking a refund of the protested amount.  No provision for additional tax, which amount could be up to approximately $15,000, including interest, as a single telephone business for 2007 through 2009 has been made.  On September 26, 2011, the Court granted Bresnan Cable's summary judgment motion seeking to vacate the MT DOR's retroactive tax assessments for the years 2007, 2008, and 2009.  The MT DOR cannot appeal this ruling until there is a final judgment in the case.  The MT DOR's assessment for 2010 was the subject of a trial which took place the week of October 24, 2011, in Billings, Montana.  The Court's decision is pending.  In the fourth quarter of 2011, Bresnan Cable paid the first half of the 2011 protest assessment (which totals approximately $11,000 for full year 2011), which is included in technical and operating expense.  Bresnan Cable expects to pay and expense the second half of the 2011 protest assessment ($5,500) in the second quarter of 2012. The Company believes it has substantial grounds for challenging the legal validity of MT DOR's assessments and intends to vigorously assert such challenges.

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

The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper and related assets, (ii) a motion picture theatre business, Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales, a cable television advertising company, and (vi) certain other businesses and unallocated corporate costs.

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

Information as to the operations of the Company's reportable business segments is set forth below.

	Years Ended December 31,
	2011	2010	2009
Revenues, net from continuing operations
Telecommunications Services	$6,279,653	$5,735,522	$5,431,500
Other	443,898	465,975	494,266
Inter-segment eliminations(a)	(22,703)	(23,922)	(25,692)
	$6,700,848	$6,177,575	$5,900,074

Inter-segment revenues
Telecommunications Services	$2,153	$2,500	$2,900
Other	20,550	21,422	22,792
	$22,703	$23,922	$25,692

Adjusted operating cash flow from continuing operations
Telecommunications Services	$2,495,913	$2,331,638	$2,204,195
Other	(201,413)	(208,253)	(176,670)
	$2,294,500	$2,123,385	$2,027,525

Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(942,647)	$(824,029)	$(856,919)
Other	(72,327)	(63,063)	(59,489)
	$(1,014,974)	$(887,092)	$(916,408)

Share-based compensation expense included in continuing operations
Telecommunications Services	$(32,635)	$(33,885)	$(30,748)
Other	(11,901)	(16,404)	(19,072)
	$(44,536)	$(50,289)	$(49,820)

Restructuring credits (expense) included in continuing operations
Telecommunications Services	$-	$-	$-
Other	(6,311)	58	(5,583)
	$(6,311)	$58	$(5,583)

Operating income (loss) from continuing operations
Telecommunications Services	$1,520,631	$1,473,724	$1,316,528
Other	(291,952)	(287,662)	(260,814)
	$1,228,679	$1,186,062	$1,055,714
_______________
(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to our Telecommunications Services segment.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Years Ended December 31,
	2011(a)	2010 (a)	2009 (a)
Operating income (loss) from continuing operations before income taxes
Total operating income for reportable segments	$1,520,631	$1,473,724	$1,316,528
Other operating loss	(291,952)	(287,662)	(260,814)
Operating income	1,228,679	1,186,062	1,055,714

Items excluded from operating income (loss):
CSC Holdings interest expense	(563,069)	(531,210)	(559,072)
CSC Holdings interest income	866	366	2,995
CSC Holdings intercompany interest income	59,079	60,506	62,405
Gain on sale of affiliate interests	683	2,051	-
Gain (loss) on investments, net	37,384	109,813	(977)
Gain (loss) on equity derivative contracts, net	1,454	(72,044)	631
Loss on interest rate swap contracts, net	(7,973)	(85,013)	(75,631)
Loss on extinguishment of debt and write-off of deferred financing costs	(92,692)	-	(72,870)
Miscellaneous, net	1,265	1,433	543
CSC Holdings income from continuing operations before income taxes	665,676	671,964	413,738
Cablevision interest expense	(183,518)	(180,083)	(114,120)
Intercompany interest expense	(59,079)	(60,506)	(62,405)
Cablevision interest income	15	176	383
Loss on extinguishment of debt and write-off of deferred financing costs	-	(110,049)	(587)
Miscellaneous, net	-	14	-
Cablevision income from continuing operations before income taxes	$423,094	$321,516	$237,009
____________
(a)	Include costs historically allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution.

The following table summarizes the Company's capital expenditures by reportable segment for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Capital Expenditures
Telecommunications Services	$760,287	$779,928	$696,492
Other	54,520	43,317	41,032
	$814,807	$823,245	$737,524

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 20.	INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2011 and 2010:

	Cablevision
2011:	March 31,	June 30,	September 30,	December 31,	Total
	2011	2011	2011	2011	2011

Revenues, net	$1,655,124	$1,688,681	$1,665,790	$1,691,253	$6,700,848
Operating expenses	(1,357,526)	(1,376,240)	(1,393,387)	(1,345,016)	(5,472,169)
Operating income	$297,598	$312,441	$272,403	$346,237	$1,228,679

Income from continuing operations	$69,013	$69,540	$39,604	$60,501	$238,658
Income from discontinued operations, net of income taxes	35,031	18,592	-	-	53,623
Net income	104,044	88,132	39,604	60,501	292,281
Net loss (income) attributable to noncontrolling interests	21	(288)	(285)	128	(424)
Net income attributable to Cablevision Systems Corporation stockholders	$104,065	$87,844	$39,319	$60,629	$291,857

Basic income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.24	$0.25	$0.14	$0.22	$0.86
Income from discontinued operations	$0.12	$0.07	$-	$-	$0.19
Net income	$0.37	$0.32	$0.14	$0.22	$1.06

Diluted income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.24	$0.24	$0.14	$0.22	$0.84
Income from discontinued operations	$0.12	$0.06	$-	$-	$0.19
Net income	$0.36	$0.31	$0.14	$0.22	$1.02

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$69,034	$69,252	$39,319	$60,629	$238,234
Income from discontinued operations, net of income taxes	35,031	18,592	-	-	53,623
Net income	$104,065	$87,844	$39,319	$60,629	$291,857

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	Cablevision
2010:	March 31,	June 30,	September 30,	December 31,	Total
	2010	2010	2010	2010	2010

Revenues, net	$1,509,791	$1,548,203	$1,542,827	$1,576,754	$6,177,575
Operating expenses	(1,231,078)	(1,219,215)	(1,234,386)	(1,306,834)	(4,991,513)
Operating income	$278,713	$328,988	$308,441	$269,920	$1,186,062

Income from continuing operations	$44,721	$20,528	$68,747	$73,753	$207,749
Income from discontinued operations, net of income taxes	29,467	40,553	43,616	40,212	153,848
Net income	74,188	61,081	112,363	113,965	361,597
Net income attributable to noncontrolling interest	(28)	(217)	(302)	(102)	(649)
Net income attributable to Cablevision Systems Corporation stockholders	$74,160	$60,864	$112,061	$113,863	$360,948

Basic income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.15	$0.07	$0.23	$0.25	$0.71
Income from discontinued operations	$0.10	$0.14	$0.15	$0.14	$0.52
Net income	$0.25	$0.21	$0.38	$0.39	$1.23

Diluted income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.15	$0.07	$0.23	$0.25	$0.69
Income from discontinued operations	$0.10	$0.13	$0.14	$0.13	$0.51
Net income	$0.24	$0.20	$0.37	$0.38	$1.20

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$44,693	$20,311	$68,445	$73,651	207,100
Income from discontinued operations, net of income taxes	29,467	40,553	43,616	40,212	153,848
Net income	$74,160	$60,864	$112,061	$113,863	$360,948

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	CSC Holdings
2011:	March 31,	June 30,	September 30,	December 31,	Total
	2011	2011	2011	2011	2011

Revenues, net	$1,655,124	$1,688,681	$1,665,790	$1,691,253	$6,700,848
Operating expenses	(1,357,526)	(1,376,240)	(1,393,387)	(1,345,016)	(5,472,169)
Operating income	$297,598	$312,441	$272,403	$346,237	$1,228,679

Income from continuing operations	$105,005	$98,039	$73,428	$96,606	373,078
Income from discontinued operations, net of income taxes	35,031	18,592	-	-	53,623
Net income	140,036	116,631	73,428	96,606	426,701
Net income attributable to noncontrolling interest	21	(288)	(285)	128	(424)
Net income attributable to CSC Holdings, LLC sole member	$140,057	$116,343	$73,143	$96,734	$426,277

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$105,026	$97,751	$73,143	$96,734	$372,654
Income from discontinued operations, net of income taxes	35,031	18,592	-	-	53,623
Net income	$140,057	$116,343	$73,143	$96,734	$426,277

	CSC Holdings
2010:	March 31,	June 30,	September 30,	December 31,	Total
	2010	2010	2010	2010	2010

Revenues, net	$1,509,791	$1,548,203	$1,542,827	$1,576,754	$6,177,575
Operating expenses	(1,231,078)	(1,219,215)	(1,234,386)	(1,306,834)	(4,991,513)
Operating income	$278,713	$328,988	$308,441	$269,920	$1,186,062

Income from continuing operations	$81,396	$122,955	$104,722	$112,005	$421,078
Income from discontinued operations, net of income taxes	29,467	40,553	43,616	40,212	153,848
Net income	110,863	163,508	148,338	152,217	574,926
Net income attributable to noncontrolling interest	(28)	(217)	(302)	(102)	(649)
Net income attributable to CSC Holdings, LLC sole member	$110,835	$163,291	$148,036	$152,115	$574,277

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$81,368	$122,738	$104,420	$111,903	$420,429
Income from discontinued operations, net of income taxes	29,467	40,553	43,616	40,212	153,848
Net income	$110,835	$163,291	$148,036	$152,115	$574,277

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 21.	OTHER MATTERS

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand and/or borrowings under CSC Holdings' revolving loan facility which would be distributed to Cablevision.

For the year ended December 31, 2011, Cablevision repurchased an aggregate of 20,860,400 shares for a total cost of approximately $539,565, including commissions of $209.  Since inception through December 31, 2011, Cablevision repurchased an aggregate of 31,686,000 shares for a total cost of approximately $856,078, including commissions of $317.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheet.  As of December 31, 2011, the Company had approximately $143,922 of availability remaining under its stock repurchase authorizations.

NOTE 22.	SUBSEQUENT EVENTS

Dividends

On February 22, 2012, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on March 30, 2012 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 9, 2012.