Form 10-Q
period 2012-03-31
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2012-05-03
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of April 30, 2012:

Cablevision NY Group Class A Common Stock -	216,962,246
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2012 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

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

●	the level of our revenues;
●
competition for subscribers from existing competitors (such as telephone companies and direct broadcast satellite ("DBS") distributors) and new competitors (such as high-speed wireless providers) entering our franchise areas;

●	demand for our video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;
●	the cost of programming and industry conditions;
●	changes in the laws or regulations under which we operate;
●	the outcome of litigation and other proceedings, including the matters described in Note 12 of the combined notes to our condensed consolidated financial statements;
●	general economic conditions in the areas in which we operate;
●	the state of the market for debt securities and bank loans;
●	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;
●	the level of our capital expenditures;
●	the level of our expenses;
●	future acquisitions and dispositions of assets;
●	market demand for new services;
●	demand for advertising inventory;
●	the tax-free treatment of the MSG Distribution and the AMC Networks Distribution (each as defined herein);
●	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
●	other risks and uncertainties inherent in the cable television, newspaper publishing businesses, and our other businesses;
●	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and
●
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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current Assets:

Cash and cash equivalents	$493,543	$611,947
Restricted cash	33,197	29,068
Accounts receivable, trade (less allowance for doubtful accounts of $15,290 and $14,907)	251,653	295,277
Prepaid expenses and other current assets	149,118	135,579
Amounts due from affiliates	1,869	6,818
Deferred tax asset	109,712	84,925
Investment securities pledged as collateral	322,272	191,338
Total current assets	1,361,364	1,354,952

Property, plant and equipment, net of accumulated depreciation of $9,374,807 and $9,221,694	3,243,197	3,269,232
Other receivables	4,856	3,279
Investment securities pledged as collateral	322,272	317,896
Derivative contracts	-	18,617
Other assets	50,365	53,871
Amortizable intangible assets, net of accumulated amortization of $128,525 and $115,043	240,250	252,871
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	55,895	55,895
Goodwill	442,773	442,773
Deferred financing and other costs, net of accumulated amortization of $82,471 and $81,269	127,332	133,711
	$7,088,532	$7,143,325

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$411,203	$455,654
Accrued liabilities	535,701	604,240
Amounts due to affiliates	32,858	32,682
Deferred revenue	62,653	61,599
Liabilities under derivative contracts	104,999	75,223
Credit facility debt	116,816	103,245
Collateralized indebtedness	207,178	148,175
Capital lease obligations	9,056	9,174
Notes payable	11,092	17,614
Senior notes	87,822	87,822
Total current liabilities	1,579,378	1,595,428

Deferred revenue	10,843	10,896
Liabilities under derivative contracts	39,200	3,141
Other liabilities	228,475	220,865
Deferred tax liability	143,187	80,546
Credit facility debt	5,046,371	5,080,949
Collateralized indebtedness	248,760	307,763
Capital lease obligations	31,320	33,589
Notes payable	7,695	11,613
Senior notes and debentures	5,362,906	5,358,838
Total liabilities	12,698,135	12,703,628

Commitments and contingencies

Redeemable noncontrolling interests	13,368	13,761

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 285,073,518 and 281,833,547 shares issued and 217,810,866 and 220,170,261 shares outstanding	2,851	2,818
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	1,024,629	1,051,435
Accumulated deficit	(5,188,236)	(5,245,483)
	(4,160,215)	(4,190,689)
Treasury stock, at cost (67,262,652 and 61,663,286 CNYG Class A common shares)	(1,442,615)	(1,363,698)
Accumulated other comprehensive loss	(21,419)	(21,468)
Total stockholders' deficiency	(5,624,249)	(5,575,855)
Noncontrolling interest	1,278	1,791
Total deficiency	(5,622,971)	(5,574,064)
	$7,088,532	$7,143,325

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	2012	2011
Revenues, net (including revenues, net from affiliates of $1,957 and $819, respectively)	$1,658,757	$1,655,124

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $45,788 and $44,513, respectively)	784,615	737,988
Selling, general and administrative (net of charges from (to) affiliates of $74 and $(4,697), respectively)	371,029	374,184
Restructuring expense (credits)	(298)	171
Depreciation and amortization (including impairments)	253,347	245,183
	1,408,693	1,357,526

Operating income	250,064	297,598

Other income (expense):
Interest expense, net	(181,831)	(191,084)
Gain on investments, net	135,325	59,072
Loss on equity derivative contracts, net	(111,194)	(40,058)
Loss on interest rate swap contracts, net	(1,645)	(4,189)
Miscellaneous, net	545	217
	(158,800)	(176,042)
Income from continuing operations before income taxes	91,264	121,556
Income tax expense	(34,160)	(52,543)
Income from continuing operations	57,104	69,013
Income from discontinued operations, net of income taxes	-	35,031
Net income	57,104	104,044
Net loss attributable to noncontrolling interests	143	21
Net income attributable to Cablevision Systems Corporation stockholders	$57,247	$104,065

Basic net income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.21	$0.24

Income from discontinued operations	$-	$0.12

Net income	$0.21	$0.37

Basic weighted average common shares (in thousands)	267,419	282,123

Diluted net income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.21	$0.24

Income from discontinued operations	$-	$0.12

Net income	$0.21	$0.36

Diluted weighted average common shares (in thousands)	274,038	291,221

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$57,247	$69,034
Income from discontinued operations, net of income taxes	-	35,031
Net income	$57,247	$104,065
Cash dividends declared and paid per share of common stock	$0.15	$0.125

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net income	$57,104	$104,044

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	49	318
Other comprehensive income	57,153	104,362
Comprehensive loss attributable to noncontrolling interests	143	21
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$57,296	$104,383

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Income from continuing operations	$57,104	$69,013
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	253,347	245,183
Gain on investments, net	(135,325)	(59,072)
Loss on equity derivative contracts, net	111,194	40,058
Amortization of deferred financing costs and discounts on indebtedness	10,693	11,545
Share-based compensation expense related to equity classified awards	10,344	12,399
Deferred income taxes	37,820	40,155
Provision for doubtful accounts	10,843	9,627
Changes in other assets and liabilities	(121,629)	(5,573)
Net cash provided by operating activities	234,391	363,335

Cash flows from investing activities:
Capital expenditures	(216,097)	(131,014)
Proceeds (payments) related to the sale of equipment, net of costs of disposal	(520)	1,162
Additions to other intangible assets	(565)	(478)
Contributions to AMC Networks	-	(20,813)
Decrease in restricted cash	573	-
Net cash used in investing activities	(216,609)	(151,143)

Cash flows from financing activities:
Proceeds from credit facility debt	-	325,000
Repayment of credit facility debt	(21,258)	(39,363)
Proceeds from collateralized indebtedness	-	125,140
Repayment of collateralized indebtedness and related derivative contracts	-	(105,028)
Proceeds from stock option exercises	3,195	2,317
Dividend distributions to common stockholders	(46,406)	(37,753)
Principal payments on capital lease obligations	(2,387)	(355)
Deemed repurchases of restricted stock	(19,764)	(32,762)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(48,692)	(250,658)
Additions to deferred financing costs	(738)	-
Contributions from (distributions to) noncontrolling partners, net	(64)	21
Net cash used in financing activities	(136,114)	(13,441)

Net increase (decrease) in cash and cash equivalents from continuing operations	(118,332)	198,751

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(72)	61,636
Net cash used in investing activities	-	(1,533)
Net cash used in financing activities	-	(42,780)
Effect of change in cash related to discontinued operations	-	(4,113)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(72)	13,210

Cash and cash equivalents at beginning of year	611,947	313,991

Cash and cash equivalents at end of period	$493,543	$525,952

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current Assets:

Cash and cash equivalents	$462,692	$611,054
Restricted cash	33,197	29,068
Accounts receivable, trade (less allowance for doubtful accounts of $15,290 and $14,907)	251,653	295,277
Prepaid expenses and other current assets	144,237	129,282
Amounts due from affiliates (primarily due from Cablevision)	516,022	503,576
Deferred tax asset	38,469	91,372
Investment securities pledged as collateral	322,272	191,338
Total current assets	1,768,542	1,850,967

Property, plant and equipment, net of accumulated depreciation of $9,374,807 and $9,221,694	3,243,197	3,269,232
Other receivables	3,078	3,279
Investment securities pledged as collateral	322,272	317,896
Derivative contracts	-	18,617
Other assets	50,365	53,871
Amortizable intangible assets, net of accumulated amortization of $128,525 and $115,043	240,250	252,871
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	55,895	55,895
Goodwill	442,773	442,773
Deferred financing and other costs, net of accumulated amortization of $72,744 and $72,664	90,900	96,156
	$7,457,500	$7,601,785

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (cont'd)
(In thousands, except membership unit amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$411,203	$455,654
Accrued liabilities	473,097	554,050
Amounts due to affiliates	32,484	30,065
Deferred revenue	62,653	61,599
Liabilities under derivative contracts	104,999	75,223
Credit facility debt	116,816	103,245
Collateralized indebtedness	207,178	148,175
Capital lease obligations	9,056	9,174
Notes payable	11,092	17,614
Senior notes	60,997	60,997
Total current liabilities	1,489,575	1,515,796

Deferred revenue	10,843	10,896
Liabilities under derivative contracts	39,200	3,141
Other liabilities	227,497	218,312
Deferred tax liability	600,096	600,420
Credit facility debt	5,046,371	5,080,949
Collateralized indebtedness	248,760	307,763
Capital lease obligations	31,320	33,589
Notes payable	7,695	11,613
Senior notes and debentures	3,222,430	3,218,697
Total liabilities	10,923,787	11,001,176

Commitments and contingencies

Redeemable noncontrolling interests	13,368	13,761

Member's Deficiency:
Accumulated deficit	(3,400,714)	(3,492,409)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (14,432,750 membership units issued and outstanding)	694,917	852,651
	(3,459,514)	(3,393,475)
Accumulated other comprehensive loss	(21,419)	(21,468)

Total member's deficiency	(3,480,933)	(3,414,943)
Noncontrolling interest	1,278	1,791
Total deficiency	(3,479,655)	(3,413,152)
	$7,457,500	$7,601,785

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Revenues, net (including revenues, net from affiliates of $1,957 and $819, respectively)	$1,658,757	$1,655,124

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $45,788 and $44,513, respectively)	784,615	737,988
Selling, general and administrative (net of charges from (to) affiliates of $74 and $(4,697), respectively)	371,029	374,184
Restructuring expense (credits)	(298)	171
Depreciation and amortization (including impairments)	253,347	245,183
	1,408,693	1,357,526

Operating income	250,064	297,598

Other income (expense):
Interest expense	(136,225)	(145,340)
Interest income	15,086	14,835
Gain on investments, net	135,325	59,072
Loss on equity derivative contracts, net	(111,194)	(40,058)
Loss on interest rate swap contracts, net	(1,645)	(4,189)
Miscellaneous, net	545	217
	(98,108)	(115,463)
Income from continuing operations before income taxes	151,956	182,135
Income tax expense	(60,404)	(77,130)
Income from continuing operations	91,552	105,005
Income from discontinued operations, net of income taxes	-	35,031
Net income	91,552	140,036
Net loss attributable to noncontrolling interests	143	21
Net income attributable to CSC Holdings, LLC's sole member	$91,695	$140,057

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$91,695	$105,026
Income from discontinued operations, net of income taxes	-	35,031
Net income	$91,695	$140,057

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Net income	$91,552	$140,036

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	49	318
Other comprehensive income	91,601	140,354
Comprehensive loss attributable to noncontrolling interests	143	21
Comprehensive income attributable to CSC Holdings, LLC's sole member	$91,744	$140,375

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Income from continuing operations	$91,552	$105,005
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	253,347	245,183
Gain on investments, net	(135,325)	(59,072)
Loss on equity derivative contracts, net	111,194	40,058
Amortization of deferred financing costs and discounts on indebtedness	9,236	10,204
Share-based compensation expense related to equity classified awards	10,344	12,399
Deferred income taxes	52,545	64,742
Provision for doubtful accounts	10,843	9,627
Excess tax benefit on share-based awards	(11,518)	-
Changes in other assets and liabilities	(130,540)	(29,542)
Net cash provided by operating activities	261,678	398,604

Cash flows from investing activities:
Capital expenditures	(216,097)	(131,014)
Proceeds (payments) related to the sale of equipment, net of costs of disposal	(520)	1,162
Additions to other intangible assets	(565)	(478)
Contributions to AMC Networks	-	(20,813)
Decrease in restricted cash	573	-
Net cash used in investing activities	(216,609)	(151,143)

Cash flows from financing activities:
Proceeds from credit facility debt	-	325,000
Repayment of credit facility debt	(21,258)	(39,363)
Proceeds from collateralized indebtedness	-	125,140
Repayment of collateralized indebtedness and related derivative contracts	-	(105,028)
Distributions to Cablevision	(180,430)	(307,899)
Excess tax benefit on share-based awards	11,518	-
Principal payments on capital lease obligations	(2,387)	(355)
Additions to deferred financing costs	(738)	-
Contributions from (distributions to) noncontrolling partners, net	(64)	21
Net cash used in financing activities	(193,359)	(2,484)

Net increase (decrease) in cash and cash equivalents from continuing operations	(148,290)	244,977

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(72)	61,636
Net cash used in investing activities	-	(1,533)
Net cash used in financing activities	-	(42,780)
Effect of change in cash related to discontinued operations	-	(4,113)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(72)	13,210

Cash and cash equivalents at beginning of year	611,054	266,914

Cash and cash equivalents at end of period	$462,692	$525,101

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 1.	BUSINESS

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, other programming and advertising sales services for the cable television industry, provide commercial data and voice services, operate motion picture theatres and operate a newspaper publishing business.  The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol and its commercial data and voice services operations; and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) a motion picture theatre business ("Clearview Cinemas"), (iii) the News 12 Networks, which provide regional news programming services, (iv) the MSG Varsity network, a network dedicated entirely to showcasing high school sports and activities, (v) a cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc., formerly Rainbow Media Holdings LLC, ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").  The AMC Networks Distribution took the form of a distribution by Cablevision of one share of AMC Networks Class A Common Stock for every four shares of Cablevision NY Group ("CNYG") Class A Common Stock held of record on June 16, 2011 (the "AMC Networks Distribution Record Date") and one share of AMC Networks Class B Common Stock for every four shares of CNYG Class B Common Stock held of record on the AMC Networks Distribution Record Date.  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's condensed consolidated financial statements as discontinued operations for the three months ended March 31, 2011.

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

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of income of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of income for CSC Holdings, with the following significant exceptions:  Cablevision has $2,167,301 of senior notes outstanding at March 31, 2012 (excluding the $753,717 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, and income tax expense.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, all of which eliminate in Cablevision's results of operations.

The combined notes to the condensed consolidated financial statements relate to the Company, which, except as noted, are essentially identical for Cablevision and CSC Holdings.  All significant intercompany transactions and balances between Cablevision and CSC Holdings and their respective consolidated subsidiaries are eliminated in both sets of condensed consolidated financial statements.  Intercompany transactions between Cablevision and CSC Holdings do not eliminate in the CSC Holdings condensed consolidated financial statements, but do eliminate in the Cablevision condensed consolidated financial statements.

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2012.

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  ASU No. 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary.  Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business).  The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value.  ASU No. 2011-08 was effective for the Company on January 1, 2012 and the Company adopted this guidance in connection with its annual goodwill impairment test performed during the three months ended March 31, 2012.  The adoption of ASU No. 2011-08 had no impact on the financial statements of the Company as of March 31, 2012.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Provisions of the amendment include a requirement that for recurring Level III fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements. In addition, for items not carried at fair value but for which fair value is disclosed, entities are required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  The adoption of ASU No. 2011-04 by the Company on January 1, 2012 had no impact on the Company's fair value measurements, financial condition, results of operations or cash flows, however additional disclosures are included in Note 9.

NOTE 3.	DIVIDENDS

During the three months ended March 31, 2012, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 22, 2012	$0.15	March 9, 2012	March 30, 2012

Cablevision paid dividends aggregating $46,406 during the three months ended March 31, 2012, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of March 31, 2012, up to approximately $3,294 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the three months ended March 31, 2012, CSC Holdings made equity distribution payments to Cablevision aggregating $180,430.  These distribution payments were funded from cash on hand and cash from operations.  The proceeds were used to fund:

●	Cablevision's dividends paid;
●	Cablevision's interest payments on its senior notes;
●	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
●	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 4.	NET INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options (including those held by AMC Networks and The Madison Square Garden Company ("Madison Square Garden") employees) and restricted stock (including shares held by AMC Networks and Madison Square Garden employees).

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
	(in thousands)

Basic weighted average shares outstanding	267,419	282,123

Effect of dilution:
Stock options	2,901	3,395
Restricted stock awards	3,718	5,703
Diluted weighted average shares outstanding	274,038	291,221

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period and certain restricted shares) totaling approximately 1,274,300 and 15,000 shares, have been excluded from diluted weighted average shares outstanding for the three months ended March 31, 2012 and 2011, respectively.  In addition, approximately 507,000 and 407,000 restricted shares for the three months ended March 31, 2012 and 2011, respectively, and approximately 12,617,000 options for the three months ended March 31, 2012, issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding for the respective periods, as the performance criteria on these awards have not yet been satisfied.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.	GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three months ended March 31, 2012 and 2011, the amount of franchise fees included as a component of net revenue aggregated $36,452 and $36,822, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 6.	SUPPLEMENTAL CASH FLOW INFORMATION

The Company considers the balance of its investment in funds that substantially hold securities that mature within three months or less from the date the fund purchases these securities to be cash equivalents.  The carrying amount of cash and cash equivalents either approximates fair value due to the short-term maturity of these instruments or are at fair value.

During the three months ended March 31, 2012 and 2011, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2012	2011
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$-	$26,008

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	729	1,110
Property and equipment accrued but unpaid	74,630	46,496

Supplemental Data:
Continuing Operations:
Cash interest paid (Cablevision)	175,604	172,198
Cash interest paid (CSC Holdings)	136,791	133,384
Income taxes paid, net (Cablevision and CSC Holdings)	2,496	7,789
Discontinued Operations:
Cash interest paid (Cablevision and CSC Holdings)	-	32,421
Income taxes paid, net (Cablevision and CSC Holdings)	-	4,171

NOTE 7.	DISCONTINUED OPERATIONS

On June 30, 2011, the Company completed the AMC Networks Distribution (see Note 1).  As a result, the operating results of the Company's Rainbow segment through the date of the AMC Networks Distribution, as well as transaction costs, have been classified in the condensed consolidated statements of income as discontinued operations through the distribution date, which includes the three months ended March 31, 2011.  Operating results of discontinued operations for the three months ended March 31, 2011 are summarized below:

Three Months Ended March 31, 2011
AMC Networks

Revenues, net	$266,430

Income before income taxes	$60,470
Income tax expense	(25,439)
Income from discontinued operations, net of income taxes	$35,031

AMC Networks' results of operations reported on a stand-alone basis will differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 8.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

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

As of March 31, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 81% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 24% is effectively fixed through utilization of these interest rate swap contracts) as of March 31, 2012.  The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2012:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at March 31, 2012*

June 2012	$2,600,000	4.86%	0.47%

*	Represents the weighted average effective floating rate received by the Company under its interest rate swap contracts at March 31, 2012.

The Company has also entered into various transactions to limit the exposure against equity price risk on its shares of Comcast Corporation ("Comcast") common stock.  The Company has monetized all of its stock holdings in Comcast Corporation through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast stock with a value determined by reference to the applicable stock price at maturity.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing the Company to retain upside appreciation from the hedge price per share to the relevant cap price.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011:

Derivatives Not		Asset Derivatives		Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2012	Fair Value at December 31, 2011	Fair Value at March 31, 2012	Fair Value at December 31, 2011

Interest rate swap contracts	Current derivative contracts	$-	$-	$28,641	$55,383

Prepaid forward contracts	Current derivative contracts	-	-	76,358	19,840

Prepaid forward contracts	Long-term derivative contracts	-	18,617	39,200	3,141

Total derivative contracts		$-	$18,617	$144,199	$78,364

The following represents the impact and location of the Company's derivative instruments within the condensed consolidated statements of income for the three months ended March 31, 2012 and 2011:

		Amount of Loss Recognized
Derivatives Not Designated as		Three Months Ended March 31,
Hedging Instruments	Location of Loss Recognized	2012	2011

Interest rate swap contracts	Loss on interest rate swap contracts, net	$(1,645)	$(4,189)
Prepaid forward contracts	Loss on equity derivative contracts, net	(111,194)	(40,058)
Total derivative contracts		$(112,839)	$(44,247)

NOTE 9.	FAIR VALUE MEASUREMENT

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

●	Level I - Quoted prices for identical instruments in active markets.
●
Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level III - Instruments whose significant value drivers are unobservable.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

At March 31, 2012:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$428,693	$-	$-	$428,693
Restricted money market funds	32,624	-	-	32,624
Investment securities	107	-	-	107
Investment securities pledged as collateral	644,544	-	-	644,544

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	115,558	-	115,558
Interest rate swap contracts	-	28,641	-	28,641

At December 31, 2011:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$556,853	$-	$-	$556,853
Restricted money market funds	27,920	-	-	27,920
Investment securities	113	-	-	113
Investment securities pledged as collateral	509,234	-	-	509,234
Prepaid forward contracts	-	18,617	-	18,617

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	22,981	-	22,981
Interest rate swap contracts	-	55,383	-	55,383

The Company's cash equivalents and restricted cash, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate:

Credit Facility Debt, Collateralized Indebtedness, Senior Notes and Debentures and Notes Payable

The fair values of each of the Company's debt instruments are based on quoted market prices for the same or similar issues or on the current rates offered to the Company for instruments of the same remaining maturities.

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		March 31, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level I	$753,717	$790,962

Debt instruments:
Credit facility debt(b)	Level II	$5,163,187	$5,182,101
Collateralized indebtedness	Level II	455,938	444,098
Senior notes and debentures	Level I	3,283,427	3,624,946
Notes payable	Level II	18,787	18,787
CSC Holdings total debt instruments		8,921,339	9,269,932

Cablevision senior notes and debentures	Level I	2,167,301	2,319,280
Cablevision total debt instruments		$11,088,640	$11,589,212

	December 31, 2011
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$802,268

Debt instruments:
Credit facility debt(b)	$5,184,194	$5,198,987
Collateralized indebtedness	455,938	446,660
Senior notes and debentures	3,279,694	3,627,852
Notes payable	29,227	29,227
CSC Holdings total debt instruments	8,949,053	9,302,726

Cablevision senior notes and debentures	2,166,966	2,355,160
Cablevision total debt instruments	$11,116,019	$11,657,886

(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The carrying value of the Company's credit facility debt, the substantial portion of which bears interest at variable rates, approximates its fair value.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 10.	INCOME TAXES

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

Cablevision

Cablevision recorded income tax expense of $34,160 for the three months ended March 31, 2012, reflecting an effective tax rate of 37%.  A nontaxable gain at an entity that is consolidated for financial reporting purposes but not for income tax purposes resulted in a tax benefit of $2,889.  Absent this tax benefit, the effective tax rate for the three months ended March 31, 2012 would have been 41%.  Income tax expense for the three-month period included tax expense of $695 relating to nondeductible expenses and tax expense of $880 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.

Cablevision recorded income tax expense of $52,543 for the three months ended March 31, 2011, reflecting an effective tax rate of 43%.  Income tax expense for the three-month period included tax expense of $1,977 relating to nondeductible expenses and tax expense of $322 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's net operating loss carry forward as of March 31, 2012 was approximately $1,700,000.  Approximately $263,000 of Cablevision's net operating loss carry forwards were allocated to AMC Networks in connection with the AMC Networks Distribution (see Note 1).

CSC Holdings

CSC Holdings recorded income tax expense of $60,404 for the three months ended March 31, 2012, reflecting an effective tax rate of 40%.  A nontaxable gain at an entity that is consolidated for financial reporting purposes but not for income tax purposes resulted in a tax benefit of $2,889.  Absent this tax benefit, the effective tax rate for the three months ended March 31, 2012 would have been 42%.  Income tax expense for the three-month period included tax expense of $695 relating to nondeductible expenses and tax expense of $880 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.

CSC Holdings recorded income tax expense of $77,130 for the three months ended March 31, 2011, reflecting an effective tax rate of 42%.  Income tax expense for the three-month period included tax expense of $1,977 relating to nondeductible expenses and tax expense of $322 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

As of March 31, 2012, on a stand-alone basis CSC Holdings had consolidated federal net operating loss carry forwards of approximately $281,000.  CSC Holdings has recorded a deferred tax asset related to approximately $64,000 of such federal net operating loss carry forwards.  A deferred tax asset has not been recorded for the remaining federal net operating loss carry forwards as this portion relates to excess tax benefits that have not yet been realized, including 'windfall' deductions on share-based awards and amortization of certain tax deductible goodwill.  However, on a stand-alone basis CSC Holdings realized excess state tax benefit of $11,518 during the three months ending March 31, 2012.  Such excess tax benefit resulted in an increase to additional paid-in capital.  Subsequent to the utilization of CSC Holdings' net operating loss and tax credit carry forwards, including the portion relating to remaining excess tax benefits not yet realized, obligations to Cablevision pursuant to the tax allocation policy will increase significantly.

NOTE 11.	EQUITY PLANS

Cablevision's Equity Plans

Stock Option Award Activity

During the three months ended March 31, 2012, Cablevision granted options that are scheduled to vest over a two year period in 50% annual increments and expire 10 years from the date of grant.  These options are performance based and will vest based on the achievement of certain performance criteria.  Cablevision calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Cablevision has not, in its recent history, granted options with performance criteria or with similar terms.  Additionally, these options were issued subsequent to a change in Cablevision’s structure in connection with the AMC Networks Distribution and the distribution of Madison Square Garden in February 2010 (the "MSG Distribution").  The interest rate for periods within the contractual life of the stock option is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

The following assumptions were used to calculate the fair value of stock option awards granted in the first quarter of 2012:

Risk-free interest rate	1.14%

Expected life (in years)	5.75

Dividend yield	3.52%

Volatility	43.20%

Grant date fair value	$4.06

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following table summarizes activity relating to Company employees who held Cablevision stock options for the three months ended March 31, 2012:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2011	5,440,662	403,200	$8.27	3.37	$35,607
Granted	-	12,783,000	13.93
Exercised	(449,954)	-	6.53
Forfeited/Expired	(14,671)	(165,600)	14.03

Balance, March 31, 2012	4,976,037	13,020,600	$12.27	7.84	$44,004

Options exercisable at March 31, 2012	4,776,037	403,200	$8.01	2.77	$34,541

Options expected to vest in the future	200,000	11,472,008	$14.00	9.88	$8,604

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on March 31, 2012 or December 31, 2011, as indicated, and March 31, 2012 in the case of the options exercisable and options expected to vest in the future.

In addition, the following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision stock options for the three months ended March 31, 2012:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2011	753,908	32,400	$7.97	3.10	$4,933
Exercised	(37,187)	-	6.93
Forfeited	(6,100)	-	14.98

Balance, March 31, 2012	710,621	32,400	$7.96	3.00	$5,000

Options exercisable at March 31, 2012	710,621	32,400	$7.96	3.00	$5,000

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on March 31, 2012 or December 31, 2011, as indicated, and March 31, 2012 in the case of the options exercisable.

Cablevision recognizes compensation expense for stock options issued to its employees using a straight-line amortization method, based on the grant date fair value price of CNYG Class A common stock over the vesting period reduced for estimated forfeitures.  Cablevision stock options held by AMC Networks and Madison Square Garden employees are not expensed by the Company, however such stock options do have a dilutive effect on net income per share attributable to Cablevision stockholders.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the three months ended March 31, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2011	4,768,482	540,700	$13.89
Granted	2,246,330	506,500	14.37
Vested	(2,594,072)	-	6.26
Awards forfeited	(155,340)	-	18.66

Unvested award balance, March 31, 2012	4,265,400	1,047,200	$17.72

The following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision restricted shares for the three months ended March 31, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2011	2,086,450	-	$9.37
Vested	(1,529,590)	-	6.33
Awards forfeited	(10,960)	-	17.66

Unvested award balance, March 31, 2012	545,900	-	$17.70

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

During the three months ended March 31, 2012, 4,123,662 Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,383,066 of these shares, with an aggregate value of $19,764, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Cable Business Litigation

Brantley, et al. v. NBC Universal, Inc., et al.:  On September 20, 2007, individual cable and satellite subscribers, purportedly on behalf of a nationwide class of cable and satellite subscribers, filed an antitrust lawsuit in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint, as amended, alleges that the defendants violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a "bundled" basis and by offering programming in packaged tiers rather than on an "à la carte" basis.  Plaintiffs seek unspecified treble monetary damages and injunctive relief.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the District Court granted the defendants' motions and dismissed the third amended complaint with prejudice for failure to plead foreclosure of any non-defendant programmers, which the Court held to be a necessary element of the alleged antitrust injury.  On April 19, 2010, plaintiffs filed an appeal to the United States Court of Appeals for the Ninth Circuit.  On June 3, 2011, the Ninth Circuit affirmed the District Court's dismissal of the action.  On July 7, 2011, plaintiffs filed a petition for panel rehearing and rehearing en banc with the Ninth Circuit.  In an order issued on October 31, 2011, following the death of a member of the original panel, the Ninth Circuit withdrew its decision, denied the petitions for panel rehearing and rehearing en banc as moot, and directed that the three-judge panel be reconstituted with a new third member.  On March 30, 2012, a newly constituted panel affirmed the District Court's dismissal of the case.  On April 10, 2012, plaintiffs filed a petition for panel rehearing and rehearing en banc. The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision-compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint.  On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012.  Discovery is proceeding.  The Company believes that these claims are without merit and intends to defend this lawsuit vigorously, but is unable to predict the outcome of the lawsuit or reasonably estimate a range of possible loss.

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees.  On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims which were dismissed.  On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract.  The Company's answer was filed on May 2, 2012. The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Livingston v. Cablevision Systems Corporation, et al.:  On January 26, 2012, a securities lawsuit was filed in the U.S. District Court for the Eastern District of New York against Cablevision and certain current and former officers, by a Cablevision shareholder, purportedly on behalf of a class of individuals who purchased Cablevision common stock between February 16, 2011, and October 28, 2011.  The complaint alleges that Cablevision and the individual defendants violated Section 10(b) of the Securities Exchange Act by allegedly issuing materially false and misleading statements regarding (i) the Company's customer retention and advertising costs, and (ii) the Company's loss of video customers, especially in the New York area.  The complaint also alleges that the individual defendants violated Section 20(a) of the Securities Exchange Act for the same alleged conduct.  Plaintiff seeks unspecified monetary damages, attorneys' fees, and equitable relief.  On March 26, 2012, the Iron Workers Local No. 25 Pension Fund and the Alaska Electrical Pension Fund submitted a joint application to serve as lead plaintiffs.  The Court granted the application on April 13, 2012. By stipulation of the parties, the lead plaintiffs have 60 days after entry of the Court's order to file an amended complaint, and defendants have until September 14, 2012, to answer or otherwise respond. The Company believes that these claims are without merit, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Wandel v. Cablevision Systems Corporation, et al.:  On February 24, 2012, a shareholder derivative complaint was filed in New York Supreme Court, Nassau County, purportedly on behalf of the nominal defendant Cablevision against all members of Cablevision's Board of Directors.  The complaint alleges, among other things, that the individual defendants violated the fiduciary duties they owe to Cablevision by allegedly causing or allowing the Company to issue materially false and misleading statements regarding (i) the Company's customer retention and advertising costs; and (ii) the Company's loss of video customers, especially in the New York area.  The complaint seeks unspecified monetary damages, restitution, attorneys' fees, and equitable relief.  The parties have entered into a stipulation staying discovery until the U.S. District Court in the Livingston matter (above) rules on any motion to dismiss, and relieving defendants of the obligation to answer or otherwise respond to the complaint until plaintiff files an amended complaint.  The Company believes that these claims are without merit, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

Patent Litigation

Cablevision is named as a defendant in certain lawsuits claiming infringement of various patents relating to various aspects of the Company's businesses.  In certain of these cases other industry participants are also defendants.  In certain of these cases the Company expects that any potential liability would be the responsibility of the Company's equipment vendors pursuant to applicable contractual indemnification provisions.  The Company believes that the claims are without merit and intends to defend the actions vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

DISH Network Contract Dispute

In 2005, subsidiaries of the Company (now subsidiaries of AMC Networks) entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC ("VOOM HD") and EchoStar Satellite LLC (the predecessor to DISH Network, LLC ("DISH Network")) agreed to distribute VOOM on DISH Network for a 15-year term.  The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances.  On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD's motion for a preliminary injunction.  On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network's improper termination of the affiliation agreement.  On June 24, 2008, DISH Network answered VOOM HD's amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement.  On July 14, 2008, VOOM HD replied to DISH Network's counterclaims.  The Company believes that the counterclaims asserted by DISH Network are without merit.  VOOM HD and DISH Network each filed cross-motions for summary judgment.  In November 2010, the Court denied both parties' cross-motions for summary judgment, but granted VOOM HD's motion for sanctions based on DISH Network's spoliation of evidence as well as its motion to exclude DISH Network's principal damages expert.  DISH Network appealed these latter two rulings.  On January 31, 2012, the Appellate Division of the New York Supreme Court issued a decision affirming (i) the trial court's finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court's decision to exclude DISH Network's damages expert.  On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order.   On April 26, 2012, the Appellate Division denied the motion, thereby precluding any further appeal of the trial court rulings.  The stay of the pending trial court proceedings was lifted on May 1, 2012.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
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

Tax Disputes

The Company has been under examination by the New York State Department of Taxation and Finance ("NYS") for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded its audit and issued a proposed assessment ("Notice") totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount did not include any amounts which could have been assessed for periods subsequent to November 2007, including additional interest and penalties.  The principal audit issue was the amount of Optimum Voice revenue that should be subject to tax.  The Company has collected and remitted, and continues to collect and remit, sales tax on more than 75% of its Voice over Internet Protocol ("VoIP") revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and the Company's reasonable calculation of subscriber interstate and international usage.  NYS had asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  In April 2012, the Company reached an agreement in principle with NYS to settle the Notice and all other sales tax matters relating to the Optimum Voice business for the period June 1, 2006 through November 30, 2011, for $11,500 (the "NYS Settlement").  Beginning in 2006, the Company has recognized reserves for certain New York State sales tax matters relating to the Optimum Voice business but unrelated to the Notice, which amounted to $8,598 as of December 31, 2011.  Accordingly, as a result of the NYS Settlement, the Company recognized a net incremental expense of $2,902 in the three months ended March 31, 2012.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, Bresnan Cable's cable and telephone businesses have been taxed separately by the MT DOR.  In 2010, MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable filed a declaratory judgment action against the MT DOR in Montana State Court challenging its property tax classifications for 2007 through 2010.  Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment.  In accordance with that law, Bresnan Cable has paid substantially all of its 2010 property tax assessment under protest, which the Company expensed when the payments were made, and is seeking a refund of the protested amount.  No provision for additional tax, which amount could be up to approximately $15,000, including interest, as a single telephone business for 2007 through 2009 has been made.  On September 26, 2011, the Court granted Bresnan Cable's summary judgment motion seeking to vacate the MT DOR's retroactive tax assessments for the years 2007, 2008, and 2009.  The MT DOR cannot appeal this ruling until there is a final judgment in the case.  The MT DOR's assessment for 2010 was the subject of a trial which took place the week of October 24, 2011, in Billings, Montana.  The Court's decision is pending.  In the fourth quarter of 2011, Bresnan Cable paid the first half of the 2011 protest assessment (which totals approximately $11,000 for full year 2011) which was included in technical and operating expense.  Bresnan Cable expects to pay and expense the second half of the 2011 protest assessment ($5,500) in the second quarter of 2012.  The Company believes it has substantial grounds for challenging the legal validity of MT DOR's assessments and intends to vigorously assert such challenges.

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

In addition to the matters discussed above, the Company is party to various lawsuits, some involving claims for substantial damages.  Although the outcome of these other matters cannot be predicted and the impact of the final resolution of these other matters on the Company's results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these other lawsuits will have a material adverse effect on the financial position of the Company or the ability of the Company to meet its financial obligations as they become due.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 13.	SEGMENT INFORMATION

The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, and (2) Other, consisting principally of (i) Newsday, (ii) Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales, and (vi) certain other businesses and unallocated corporate costs.

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

Information as to the operations of the Company's reportable business segments is set forth below.

	Three Months Ended March 31,
	2012	2011
Revenues, net from continuing operations
Telecommunications Services	$1,563,375	$1,559,140
Other	100,958	101,588
Inter-segment eliminations(a)	(5,576)	(5,604)
	$1,658,757	$1,655,124
Inter-segment revenues
Telecommunications Services	$482	$407
Other	5,094	5,197
	$5,576	$5,604
Adjusted operating cash flow from continuing operations
Telecommunications Services	$567,061	$614,403
Other	(53,545)	(58,887)
	$513,516	$555,516
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(236,264)	$(229,880)
Other	(17,083)	(15,303)
	$(253,347)	$(245,183)
Share-based compensation expense included in continuing operations
Telecommunications Services	$(8,198)	$(8,299)
Other	(2,205)	(4,265)
	$(10,403)	$(12,564)
Restructuring credits (expense) included in continuing operations
Telecommunications Services	$-	$-
Other	298	(171)
	$298	$(171)
Operating income (loss) from continuing operations
Telecommunications Services	$322,599	$376,224
Other	(72,535)	(78,626)
	$250,064	$297,598

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to our Telecommunications Services segment.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended March 31,
	2012	2011(a)

Operating income for reportable segments	$250,064	$297,598

Items excluded from operating income:
CSC Holdings interest expense	(136,225)	(145,340)
CSC Holdings interest income	316	65
CSC Holdings intercompany interest income	14,770	14,770
Gain on investments, net	135,325	59,072
Loss on equity derivative contracts, net	(111,194)	(40,058)
Loss on interest rate swap contracts, net	(1,645)	(4,189)
Miscellaneous, net	545	217
CSC Holdings income from continuing operations before income taxes	151,956	182,135
Cablevision interest expense	(45,932)	(45,817)
Intercompany interest expense	(14,770)	(14,770)
Cablevision interest income	10	8
Cablevision income from continuing operations before income taxes	$91,264	$121,556

(a)	Includes costs historically allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution.

The following table summarizes the Company's capital expenditures by reportable segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Capital Expenditures

Telecommunications Services	$203,867	$125,195
Other	12,230	5,819
	$216,097	$131,014

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

NOTE 14.	RELATED PARTY TRANSACTIONS

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

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

	2012	2011(a)

Revenues, net	$1,957	$819

Operating expenses (credits):
Technical expenses, net of credits(b)	$45,788	$44,513

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(1,599)	(2,198)
Risk management and general expense allocations	-	(421)
Health and welfare allocations	-	(2,126)
Other	1,673	48
Selling, general and administrative expenses (credits), subtotal	74	(4,697)

Operating expenses, net	45,862	39,816

Net charges	$43,905	$38,997

(a)
Amounts relating to AMC Networks prior to the AMC Networks Distribution are eliminated in consolidation.  Operating results of AMC Networks are reported in discontinued operations prior to the AMC Networks Distribution.  Corporate overhead costs previously allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution have been included in continuing operations and are not reflected in the table above.

(b)
Technical expenses include costs incurred by the Company for the carriage of the MSG networks and Fuse program services, as well as for AMC, WE tv, IFC and Sundance Channel on the Company's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.

NOTE 15.	OTHER MATTERS

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand, cash from operations, and/or borrowings under CSC Holdings' extended revolving loan facility which would be distributed to Cablevision.

For the three months ended March 31, 2012, Cablevision repurchased an aggregate of 4,050,000 shares for a total cost of approximately $59,151, including commissions of approximately $41 (approximately $10,459 of unsettled purchases are reflected as a current liability at March 31, 2012).  Since inception through March 31, 2012, Cablevision repurchased an aggregate of 35,736,000 shares for a total cost of approximately $915,229, including commissions of $358.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of March 31, 2012, the Company had approximately $84,771 of availability remaining under its stock repurchase authorizations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 16.	SUBSEQUENT EVENTS

On May 1, 2012, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 1, 2012 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 11, 2012.

On May 1, 2012, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per subscriber, per unit, and per share data, included in the following discussion under this Item 2 are presented in thousands.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital and credit market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength and leverage in the marketplace, both with suppliers and customers.  See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's condensed consolidated financial statements as discontinued operations for the three months ended March 31, 2011.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 94% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2012, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations.  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, DVR, video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to continue to increase primarily as a result of contractual rate increases and additional service offerings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

In late 2011 and early 2012, we began implementing a strategy in our New York metropolitan service area designed to enhance our products and services with a focus on retention and acquisition of subscribers.  Consistent with this strategy, we have not implemented a residential rate increase in 2012 and have extended the term of certain promotional offers.  As a result, our first quarter 2012 revenue growth was negatively impacted.  Additionally, we have experienced a significant increase in our level of capital expenditures and an increase in our operating expenses in the first quarter of 2012.  As we continue to execute our strategy, we expect this increased level of investment to continue and our operating results to be negatively impacted.

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

Our cable television service, which accounted for 53% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2012, faces competition from video service provided by incumbent telephone companies, DBS service providers and others.  As discussed in greater detail below, we face intense competition in our New York metropolitan service area from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which offer video programming in addition to their voice and high-speed Internet access services.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, continue to offer promotional packages at prices lower than ours, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our New York metropolitan service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We have recently performed additional work to refine our estimate of the portion of our New York metropolitan service territory that Verizon passes, and we currently estimate that Verizon passes approximately half of the households in our New York metropolitan service area.  Verizon's passings in our service area are difficult to assess and because they are based upon visual inspections and other limited estimating techniques, our estimate serves only as an approximation.  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our high-speed data services business, which accounted for 21% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2012, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T in our New York metropolitan service area and CenturyLink in our cable television systems in Montana, Wyoming, Colorado and Utah (the "Optimum West service area").  Due to our high penetration in our New York metropolitan service area (55.4% of serviceable passings at March 31, 2012) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

Our VoIP offering, which accounted for 13% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2012, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T in the New York metropolitan service area and CenturyLink in our Optimum West service area.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico in the New York metropolitan service area and the U.S. Virgin Islands in the Optimum West service area) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Due to our high penetration in the New York metropolitan service area (45.3% of serviceable passings at March 31, 2012) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2012.

Optimum Lightpath, which operates in our New York metropolitan service area accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2012.  Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from wired products to wireless products.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Other

Our Other segment, which accounted for 6% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2012, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theatre business, Clearview Cinemas, (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the three months ended March 31, 2012, advertising revenues accounted for 69% and circulation revenues accounted for 30% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday newspaper, and single copy sales of Newsday through local retail outlets.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  For the three months ended March 31, 2012, Newsday experienced a decline of $2,211 (4.6%) in advertising revenues as compared to 2011. Circulation revenue for the three months ended March 31, 2012 was essentially flat to the comparable period in the prior year.

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

Cablevision Media Sales

Cablevision Media Sales is a cable television advertising company that derives its revenues from the sale of local and regional commercial advertising time on cable television networks in the New York metropolitan area, which offers advertisers the opportunity to target geographic and demographic audiences.

Certain Transactions

On June 30, 2011, Cablevision completed the AMC Networks Distribution.  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks for the three months ended March 31, 2011 have been reflected in the Company's condensed consolidated financial statements as discontinued operations.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Non-GAAP Financial Measures

We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring charges or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of our business without regard to the distortive effects of fluctuating stock prices in the case of stock appreciation rights and, in the case of restricted shares, restricted stock units and stock options, the expense associated with an award that is not expected to be made in cash.

We present AOCF as a measure of our ability to service our debt and make continuing investments, including in our capital infrastructure.  We believe AOCF is an appropriate measure for evaluating the operating performance of our business segments and the Company on a consolidated basis.  AOCF and similar measures with similar titles are common performance measures used by investors, analysts and peers to compare performance in our industry.  Internally, we use net revenues and AOCF measures as the most important indicators of our business performance, and evaluate management's effectiveness with specific reference to these indicators.  AOCF should be viewed as a supplement to and not a substitute for operating income (loss), net income (loss), cash flows from operating activities, and other measures of performance and/or liquidity presented in accordance with U.S. generally accepted accounting principles ("GAAP").  Since AOCF is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similar measures with similar titles used by other companies.  Each presentation of AOCF in this Quarterly Report on Form 10-Q includes a reconciliation of AOCF to operating income (loss).

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF INCOME DATA

	Three Months Ended March 31,
	2012		2011
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,658,757	100%	$1,655,124	100%	$3,633

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	784,615	47	737,988	45	(46,627)
Selling, general and administrative	371,029	22	374,184	23	3,155
Restructuring expense (credits)	(298)	-	171	-	469
Depreciation and amortization (including impairments)	253,347	15	245,183	15	(8,164)
Operating income	250,064	15	297,598	18	(47,534)
Other income (expense):
Interest expense, net	(181,831)	(11)	(191,084)	(12)	9,253
Gain on investments, net	135,325	8	59,072	4	76,253
Loss on equity derivative contracts, net	(111,194)	(7)	(40,058)	(2)	(71,136)
Loss on interest rate swap contracts, net	(1,645)	-	(4,189)	-	2,544
Miscellaneous, net	545	-	217	-	328
Income from continuing operations before income taxes	91,264	6	121,556	7	(30,292)
Income tax expense	(34,160)	(2)	(52,543)	(3)	18,383
Income from continuing operations	57,104	3	69,013	4	(11,909)
Income from discontinued operations, net of income taxes	-	-	35,031	2	(35,031)
Net income	57,104	3	104,044	6	(46,940)
Net loss attributable to noncontrolling interests	143	-	21	-	122
Net income attributable to Cablevision Systems Corporation stockholders	$57,247	3%	$104,065	6%	$(46,818)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Three Months Ended March 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$250,064	$297,598	$(47,534)
Share-based compensation	10,403	12,564	(2,161)
Depreciation and amortization (including impairments)	253,347	245,183	8,164
Restructuring expense (credits)	(298)	171	(469)
AOCF	$513,516	$555,516	$(42,000)

Comparison of Three Months Ended March 31, 2012 Versus Three Months Ended March 31, 2011

Consolidated Results – Cablevision Systems Corporation

We classify our operations into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Optimum Lightpath; and

•
Other, consisting principally of (i) Newsday, (ii) Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales, and (vi) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs previously allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution in June 2011 have been included in continuing operations for the three months ended March 31, 2011.

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

Revenues, net for the three months ended March 31, 2012 increased $3,633 as compared to revenues, net for the three months ended March 31, 2011.  The net increase is attributable to the following:

Increase in revenues of the Telecommunication Services segment	$4,235
Decrease in revenues of the Other segment	(630)
Inter-segment eliminations	28
$3,633

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $46,627 (6%) for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$46,651
Increase in expenses of the Other segment	98
Inter-segment eliminations	(122)
$46,627

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses decreased $3,155 (1%) for the three months ended March 31, 2012, respectively, as compared to the same period in 2011.  The net decrease is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$4,825
Decrease in expenses of the Other segment	(8,130)
Inter-segment eliminations	150
$(3,155)

Depreciation and amortization (including impairments) increased $8,164 (3%) for the three months ended March 31, 2012 as compared to the same period in 2011.  The net increase is attributable to the following:

Net increase in expenses of the Telecommunications Services segment	$6,384
Increase in expenses of the Other segment	1,780
$8,164

Adjusted operating cash flow decreased $42,000 (8%) for the three months ended March 31, 2012 as compared to the same period in 2011.  The net decrease is attributable to the following:

Decrease in AOCF of the Telecommunications Services segment	$(47,342)
Increase in AOCF of the Other segment	5,342
$(42,000)

Interest expense, net decreased $9,253 (5%) for the three months ended March 31, 2012, as compared to the same period in 2011.  The net decrease is attributable to the following:

Decrease due to lower average interest rates on our indebtedness	$(3,348)
Decrease due to change in average debt balances	(6,362)
Higher interest income	(253)
Other net increases	710
$(9,253)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain on investments, net of $135,325 and $59,072 for the three months ended March 31, 2012 and 2011, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.

Loss on equity derivative contracts, net of $111,194 and $40,058 for the three months ended March 31, 2012 and 2011, respectively, consists of unrealized and realized losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these losses are partially offset by the gains on investment securities pledged as collateral, which are included in gain on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $1,645 and $4,189 for the three months ended March 31, 2012 and 2011, respectively.  These interest rate swap contracts effectively fix the borrowing rates on a portion of the Company's floating rate debt to limit the exposure against the risk of rising rates.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Income tax expense of $34,160 for the three months ended March 31, 2012 reflects an effective tax rate of 37%. A nontaxable gain at an entity that is consolidated for financial reporting purposes but not for income tax purposes resulted in a tax benefit of $2,889.  Absent this tax benefit, the effective tax rate for the three months ended March 31, 2012 would have been 41%.  Income tax expense for the three-month period included tax expense of $695 relating to nondeductible expenses and tax expense of $880 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.

The Company recorded income tax expense of $52,543 for the three months ended March 31, 2011 reflecting an effective tax rate of 43%.  Income tax expense for the three-month period included tax expense of $1,977 relating to nondeductible expenses and tax expense of $322 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.

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

Income from discontinued operations of $35,031 for the three months ended March 31, 2011 reflects the net operating results of AMC Networks, including transaction costs, net of income taxes.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment.

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,563,375	100%	$1,559,140	100%	$4,235
Technical and operating expenses (excluding depreciation and amortization shown below)	705,542	45	658,891	42	(46,651)
Selling, general and administrative expenses	298,970	19	294,145	19	(4,825)
Depreciation and amortization	236,264	15	229,880	15	(6,384)
Operating income	$322,599	21%	$376,224	24%	$(53,625)

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$322,599	$376,224	$(53,625)
Share-based compensation	8,198	8,299	(101)
Depreciation and amortization	236,264	229,880	6,384
AOCF	$567,061	$614,403	$(47,342)

Revenues, net for the three months ended March 31, 2012 increased $4,235 as compared to revenues, net for the same period in the prior year.  The net increase is attributable to the following:

	Three Months Ended March 31,		Increase	Percent Increase
	2012	2011	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$868,284	$884,183	$(15,899)	(2)%
High-speed data	337,748	327,645	10,103	3
Voice	221,586	217,525	4,061	2
Advertising	34,723	33,341	1,382	4
Other (including installation, home shopping, advertising sales commissions, and other products)	26,541	24,210	2,331	10
Total Cable Television	1,488,882	1,486,904	1,978	-
Optimum Lightpath	79,533	77,268	2,265	3
Intra-segment eliminations	(5,040)	(5,032)	(8)	-
Total Telecommunications Services	$1,563,375	$1,559,140	$4,235	-%

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The net revenue increases in Cable Television were primarily derived from increases in the number of customers to our high-speed data and voice services, as set forth in the customer table below, advertising and other revenue increases.  These increases were substantially offset by a $15,899 decline in video revenue, primarily due to a $19,101 decline in video revenue in our New York metropolitan service area primarily due to a decline in video customers as compared to March 31, 2011, offset by a $3,202 increase in video revenue in our Optimum West service area.

The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

The following table presents certain statistical information as of March 31, 2012, December 31, 2011 and March 31, 2011 for our cable television systems (excluding Optimum Lightpath):

	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)

Total customers	3,628	3,611	3,654
Video customers	3,257	3,250	3,306
High-speed data customers	3,007	2,965	2,924
Voice customers	2,399	2,357	2,295
Serviceable passings	5,596	5,584	5,546

Average monthly revenue per video customer (“RPS”)	$152.53	$154.10	$149.75

The Company had a net gain of 7,000 video customers in the three months ended March 31, 2012, compared to a net loss of 8,000 in the same period in 2011.  The increase in video subscribers in the three months ended March 31, 2012 is primarily due to an increase in our New York metropolitan service area of 4,600.  This increase, as compared to a loss of 8,900 in the same period in 2011 in our New York metropolitan service area, is primarily due to lower customer disconnects as a result of our strategy to retain subscribers.

The sequential decline in RPS of $1.57 in the first quarter of 2012 is primarily related to seasonally lower first quarter advertising revenue, lower pay per view boxing revenue, and the impact of promotional pricing offers focused on retention and acquisition of subscribers in the New York metropolitan service area.

We believe our overall video customer decline at March 31, 2012 as compared to March 31, 2011 is largely attributable to the sustained economic downturn and intense competition, particularly from Verizon.  The length of the economic downturn and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2012 increased $46,651 (7%) as compared to the same period in 2011.  The net increase is attributable to the following:

Increase in programming costs (including costs of on-demand services) due primarily to contractual rate increases, partially offset by lower subscribers to certain tiers of service, primarily in the New York metropolitan service area	$24,761
Increase in field operations and network related costs primarily due to higher network and customer premise equipment maintenance, employee related costs and other general cost increases primarily in the New York metropolitan service area	15,385
Increase in voice-related, primarily due to increases in termination costs and voice-related fees, including the net impact related to the settlement of New York State sales tax matters	6,539
Other net decreases	(43)
Intra-segment eliminations	9
$46,651

Technical and operating expenses consist primarily of programming costs and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in programming rates, general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

Selling, general and administrative expenses increased $4,825 (2%) for the three months ended March 31, 2012 as compared to the same period in 2011.  The net increase is attributable to the following:

Increase in sales and marketing costs primarily due to higher employee related costs, primarily related to our sales force	$10,337
Decrease in expenses relating to long-term incentive plan awards to employees (see discussion below)	(3,994)
Other net decreases	(1,428)
Intra-segment eliminations	(90)
$4,825

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

The payment of long-term cash incentive awards is based on achievement of performance targets set at the time of the award.  As a result of our current strategy to make additional investments designed to enhance our products and services with a focus on retention and acquisition of customers, these targets are not expected to be achieved for awards due to be paid in 2013 and expected to be only partially achieved for awards due to be paid in 2014.  Accordingly, the related accrued expense for the three months ended March 31, 2012 is lower than the comparable period in 2011.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization increased $6,384 (3%) for the three months ended March 31, 2012, as compared to the same period in 2011.  The net increase resulted primarily from the depreciation of new asset purchases, partially offset by certain assets becoming fully depreciated.

Adjusted operating cash flow decreased $47,342 (8%) for the three months ended March 31, 2012 as compared to the same period in 2011.  The decrease was due to an increase in operating expenses, excluding depreciation and amortization and share-based compensation, as discussed above.

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Other segment.

	Three Months Ended March 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$100,958	100%	$101,588	100%	$(630)
Technical and operating expenses (excluding depreciation and amortization shown below)	83,466	83	83,368	82	(98)
Selling, general and administrative expenses	73,242	73	81,372	80	8,130
Restructuring expense (credit)	(298)	-	171	-	469
Depreciation and amortization (including impairments)	17,083	17	15,303	15	(1,780)
Operating loss	$(72,535)	(72)%	$(78,626)	(77)%	$6,091

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended March 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(72,535)	$(78,626)	$6,091
Share-based compensation	2,205	4,265	(2,060)
Restructuring expense	(298)	171	(469)
Depreciation and amortization (including impairments)	17,083	15,303	1,780
AOCF deficit	$(53,545)	$(58,887)	$5,342

Revenues, net for the three months ended March 31, 2012 decreased $630 (1%) as compared to revenues, net for the same period in the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $68,717 to $66,351) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(2,366)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	324
Increase in other revenues primarily at Clearview Cinemas	243
Intra-segment eliminations	1,169
$(630)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2012 increased $98 as compared to the same period in the prior year.  The net increase is attributable to the following:

Increase in expenses, primarily at News 12 Networks	$891
Decrease in operating costs primarily of the MSG Varsity network, including a decrease in operating costs of Newsday (from $45,502 to $45,497)	(793)
$98

Selling, general, and administrative expenses decreased $8,130 (10%) for the three months ended March 31, 2012 as compared to the same period in the prior year.  The net decrease is attributable to the following:

Decrease in unallocated Corporate costs due to a decrease in certain overhead costs and an increase in allocations to business units	$(6,354)
Decrease in employee related costs	(3,267)
Increase in legal and other professional fees	1,860
Decrease in expenses at Newsday (from $28,120 to $26,207)	(1,913)
Other net increases	361
Intra-segment eliminations	1,183
$(8,130)

For the three months ended March 31, 2011, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans of $8,732 to AMC Networks.  Such expenses were not eliminated as a result of the AMC Networks Distribution and have been reclassified to the Other segment.

Depreciation and amortization (including impairments) for the three months ended March 31, 2012 increased $1,780 (12%) as compared to the same period in the prior year.  The net increase is primarily due to depreciation of new asset purchases, partially offset by a decrease in depreciation due to certain assets becoming fully depreciated.

Adjusted operating cash flow deficit decreased $5,342 (9%) for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 (including Newsday's AOCF deficit of $4,687 for the three months ended March 31, 2012 compared to AOCF of $4,139 for the three months ended March 31, 2011).  The decrease was due primarily to a decrease in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above, partially offset by a decrease in revenue, net.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC HOLDINGS, LLC

The condensed consolidated statements of income of CSC Holdings are essentially identical to the condensed consolidated statements of income of Cablevision, except for the following:

	Three Months Ended March 31,
	2012	2011

Net income attributable to Cablevision Systems Corporation stockholders	$57,247	$104,065
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009 and April 2010 included in Cablevision's condensed consolidated statements of income	45,932	45,817
Interest income related to cash held at Cablevision	(10)	(8)
Interest income included in CSC Holdings' statements of income related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of income of Cablevision)	14,770	14,770
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(26,244)	(24,587)
Net income attributable to CSC Holdings, LLC's sole member	$91,695	$140,057

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations – Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $234,391 for the three months ended March 31, 2012 compared to $363,335 for the three months ended March 31, 2011.  The 2012 cash provided by operating activities resulted from $310,451 of income before depreciation and amortization (including impairments), $45,569 of non-cash items, and a $21,690 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $116,577 as a result of a decrease in accounts payable and other liabilities and a decrease of $26,742 in liabilities under derivative contracts.

The 2011 cash provided by operating activities resulted from $314,196 of income before depreciation and amortization (including impairments), $54,712 of non-cash items and a $27,122 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $24,773 as a result of a decrease in liabilities under derivative contracts and a decrease of $7,922 in accounts payable and other liabilities.

The decrease in cash provided by operating activities of $128,944 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 resulted from a decrease of $116,056 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items and a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $12,888.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $216,609 compared to $151,143 for the three months ended March 31, 2011.  The 2012 investing activities consisted primarily of $216,097 of capital expenditures ($203,867 of which relates to our Telecommunications Services segment) and other net cash payments of $512.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2011 investing activities consisted primarily of $131,014 of capital expenditures ($125,195 of which relate to our Telecommunications Services segment) and net investments in AMC Networks of $20,813, partially offset by other net cash receipts of $684.

Financing Activities

Net cash used in financing activities amounted to $136,114 for the three months ended March 31, 2012 compared to $13,441 for the three months ended March 31, 2011.  In 2012, the Company's financing activities consisted primarily of treasury stock purchases of $48,692, dividend payments to common stockholders of $46,406, net repayments of credit facility debt of $21,258, payments of $19,764 resulting from the net share settlement of restricted stock awards, payments on capital leases of $2,387 and other net cash payments of $802, partially offset by cash receipts from proceeds from stock option exercises of $3,195.

In 2011, the Company's financing activities consisted primarily of treasury stock purchases of $250,658, dividend payments to common stockholders of $37,753, and a payment of $32,762 resulting from the net share settlement of restricted stock awards, partially offset by net proceeds from credit facility debt of $285,637, net proceeds from collateralized indebtedness of $20,112, and other net cash receipts of $1,983.

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $261,678 for the three months ended March 31, 2012 compared to $398,604 for the three months ended March 31, 2011.  The 2012 cash provided by operating activities resulted from $344,899 of income before depreciation and amortization (including impairments), $47,319 of non-cash items, and a $4,399 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $108,197 as a result of a decrease in accounts payable and other liabilities and a decrease of $26,742 in liabilities under derivative contracts.

The 2011 cash provided by operating activities resulted from $350,188 of income before depreciation and amortization (including impairments), $77,958 of non-cash items, and a $9,105 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $24,773 as a result of a decrease in liabilities under derivative contracts and a $13,874 increase in accounts payable and other liabilities.

The decrease in cash provided by operating activities of $136,926 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 resulted from a decrease of $100,998 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items and a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $35,928.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $216,609 compared to $151,143 for the three months ended March 31, 2011.  The 2012 investing activities consisted primarily of $216,097 of capital expenditures ($203,867 of which relate to our Telecommunications Services segment) and other net cash payments of $512.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The 2011 investing activities consisted primarily of $131,014 of capital expenditures ($125,195 of which relate to our Telecommunications Services segment), net investments in AMC Networks of $20,813, partially offset by other net cash receipts of $684.

Financing Activities

Net cash used in financing activities amounted to $193,359 for the three months ended March 31, 2012 compared to $2,484 for the three months ended March 31, 2011.  In 2012, the Company's financing activities consisted primarily of net distributions to Cablevision of $180,430 and net repayments of credit facility debt of $21,258, partially offset by other net cash receipts of $8,329.

In 2011, the Company's financing activities consisted primarily of net distributions to Cablevision of $307,899 and other net cash payments of $334, partially offset by net proceeds from credit facility debt of $285,637 and net proceeds from collateralized indebtedness of $20,112.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $72 for the three months ended March 31, 2012 and a cash inflow of $13,210 for the three months ended March 31, 2011.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $72 for the three months ended March 31, 2012 compared to net cash provided by operating activities of discontinued operations of $61,636 for the three months ended March 31, 2011.  The 2012 cash used by operating activities of discontinued operations resulted from a $72 payment of accrued transaction costs.

The 2011 cash provided by operating activities of discontinued operations resulted from $86,796 of non-cash items, $59,957 of income before depreciation and amortization (including impairments), and a $16,487 decrease in current and other assets. Partially offsetting these increases was a decrease in cash of $63,791 resulting from the acquisition of and payment of obligations relating to program rights, and a $37,813 decrease in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities of discontinued operations for the three months ended March 31, 2011 was $1,533 which consisted of capital expenditures of $1,599, partially offset by other net cash receipts of $66.

Financing Activities

Net cash used in financing activities of discontinued operations for the three months ended March 31, 2011 was $42,780.  The 2011 financing activities consisted primarily of net repayments of credit facility debt of $62,500 and payments on capital lease obligations of $1,093, partially offset by net contributions from Cablevision of $20,813.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

We have assessed the implications of the volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $215,730 under our credit facilities, senior notes and notes payable as of March 31, 2012.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and Bresnan Cable revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the three months ended March 31, 2012:

	Restricted Group	Newsday LLC(a)	Bresnan Cable	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,764,114	$650,000	$749,073	$-	$5,163,187	$-	$-	$5,163,187
Notes payable	18,787	-	-	-	18,787	-	-	18,787
Capital lease obligations	10,987	967	-	28,422	40,376	-	-	40,376
Senior notes and debentures	3,033,427	-	250,000	-	3,283,427	2,921,018	(753,717)	5,450,728
Collateralized indebtedness relating to stock monetizations	-	-	-	455,938	455,938	-	-	455,938
Total debt	$6,827,315	$650,967	$999,073	$484,360	$8,961,715	$2,921,018	$(753,717)	$11,129,016

Interest expense	$97,444	$17,492	$14,876	$6,413	$136,225	$60,702	$(14,770)	$182,157
Capital expenditures	$176,399	$3,449	$27,663	$8,586	$216,097	$-	$-	$216,097

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its $650,000 senior secured loan facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of the Company's outstanding credit facility debt:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	March 31, 2012	March 31, 2013	March 31, 2012	December 31, 2011
Restricted Group:
Extended revolving loan facility(a)	March 31, 2015	-	$-	$-	$-
Term A-3 extended loan facility	March 31, 2015	2.24%	72,853	388,548	400,690
Term A-4 extended loan facility	December 31, 2016	2.24%	7,500	600,000	600,000
Term B-2 extended loan facility	March 29, 2016	3.49%	12,029	1,130,692	1,133,699
Term B-3 extended loan facility	March 29, 2016	3.24%	16,784	1,644,874	1,649,071
Restricted Group credit facility debt			109,166	3,764,114	3,783,460

Bresnan Cable:
Term loan facility	December 14, 2017	4.50%	7,650	749,073	750,734
Revolving loan facility(b)	December 14, 2015	-	-	-	-
Bresnan Cable credit facility debt			7,650	749,073	750,734

Newsday:
Fixed rate term loan facility	August 1, 2013	10.50%	-	525,000	525,000
Floating rate term loan facility	August 1, 2013	6.82%	-	125,000	125,000
Newsday credit facility debt			-	650,000	650,000

Total credit facility debt			$116,816	$5,163,187	$5,184,194

(a)
At March 31, 2012, $60,561 of the extended revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,193,392 of the extended revolving loan facility was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
At March 31, 2012, $300 of the revolving loan facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,700 of the revolving loan facility was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

Restricted Group

As of March 31, 2012, CSC Holdings and those of its subsidiaries which conduct our cable television video operations, high-speed data service, and our VoIP services operations in the New York metropolitan area, as well as Optimum Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC Holdings and certain of its subsidiaries, the "Restricted Subsidiaries", are party to an amended credit agreement, which consists of a $1,253,953 extended revolving loan facility and $3,764,114 in aggregate amount of extended term loan facilities.  On February 24, 2012, CSC Holdings' $158,500 undrawn revolving credit facility matured.  Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  The Restricted Group was in compliance with all of its financial covenants under the Restricted Group credit facility as of March 31, 2012.  The Company's annual report on Form 10-K for the year ended December 31, 2011 contains a further description of the Restricted Group credit facility, including the principal financial covenants.

Interest Rate Swaps

As of March 31, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts are not designated as hedges for accounting purposes.  As a result of the CSC Holdings interest rate swap transactions, the interest rate paid on approximately 81% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) is effectively fixed (57% being fixed rate obligations and 24% is effectively fixed through utilization of these interest rate swap contracts) as of March 31, 2012.  The table below summarizes certain terms of these interest rate swap contracts as of March 31, 2012:

Maturity Date	Notional Amount	Weighted Average Fixed Rate Paid by the Company	Weighted Average Effective Floating Rate Received by the Company at March 31, 2012*

June 2012	$2,600,000	4.86%	0.47%

*	Represents the weighted average effective floating rate received by the Company under its interest rate swap contracts at March 31, 2012.

Bresnan Cable

We currently expect that net funding and investment requirements for Bresnan Cable for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities and borrowings under its credit facility.

Bresnan Cable has an $840,000 senior secured credit facility which is comprised of two components: a $765,000 term loan facility and a $75,000 revolving loan.  Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of March 31, 2012.  The Company's annual report on Form 10-K for the year ended December 31, 2011 contains a further description of the Bresnan Cable credit facility, including the principal financial covenants.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Newsday LLC's $650,000 senior secured loan facility is comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The Company's annual report on Form 10-K for the year ended December 31, 2011 contains a further description of the Newsday credit facility, including the principal financial covenants.

Capital Expenditures

The following table provides details of the Company's capital expenditures for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Capital Expenditures

Consumer premise equipment	$60,419	$52,558
Scalable infrastructure	57,113	28,904
Line extensions	7,901	8,560
Upgrade/rebuild	13,665	4,185
Support	39,114	12,830
Total Cable Television	178,212	107,037
Optimum Lightpath	25,655	18,158
Total Telecommunications Services	203,867	125,195
Other	12,230	5,819
Total Cablevision	$216,097	$131,014

Capital expenditures for the first quarter of 2012 as compared to the comparable period in 2011 increased $85,083 (65%).  This increase was primarily due to the implementation of our strategy in the New York metropolitan service area designed to enhance our products and services, which includes: (i) equipment upgrades to provide increased broadband capacity and speed, (ii) set-top boxes and other equipment, primarily related to the digitization of our network, (iii) equipment to enhance our ability to monitor our network, and (iv) various software projects.  In addition, this increase includes costs related to the construction of the network fiber ring in our Optimum West service area.  The remaining increases relate to capital expenditures for Optimum Lightpath and businesses in our Other segment.

Monetization Contract Maturities

During the 12 months subsequent to March 31, 2012, monetization contracts covering 10,738,809 shares of Comcast common stock will mature.  The Company intends to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other Events

Common Stock Repurchase

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand and/or borrowings under CSC Holdings' extended revolving loan facility, with the proceeds of such borrowings being distributed to Cablevision. Through March 31, 2012, Cablevision repurchased an aggregate of 35,736,000 shares for a total cost of approximately $915,229, including commissions of $358.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of March 31, 2012, we had approximately $84,771 of availability remaining under our stock repurchase authorizations.  See "Part II. Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds" below for a discussion of the repurchases under the repurchase program.

For the period from April 1 through April 30, 2012, Cablevision repurchased 1,050,000 shares for an aggregate purchase price of approximately $14,807, including commissions.

On May 1, 2012, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.

Dividends

During the three months ended March 31, 2012, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 22, 2012	$0.15	March 9, 2012	March 30, 2012

Cablevision paid dividends aggregating $46,406 during the three months ended March 31, 2012, primarily from the proceeds of equity distribution payments made to Cablevision from CSC Holdings.  In addition, as of March 31, 2012, up to approximately $3,294 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the three months ended March 31, 2012, CSC Holdings made equity distribution payments to Cablevision aggregating $180,430.  These distribution payments were funded from cash on hand and cash from operations.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest payments on its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

On May 1, 2012, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 1, 2012 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 11, 2012.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

All interest rate swap contracts are carried at their fair values on our condensed consolidated balance sheets, with changes in value reflected in our condensed consolidated statements of income.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2012, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our condensed consolidated balance sheets with changes in value reflected in our condensed consolidated statements of income, and all of the counterparties to such transactions currently carry investment grade credit ratings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2012, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $455,938 at March 31, 2012.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of March 31, 2012, the fair value and the carrying value of our holdings of Comcast common stock aggregated $644,544.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $64,454.  As of March 31, 2012, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $115,558, a net payable position.  For the three months ended March 31, 2012, we recorded a loss on our outstanding equity derivative contracts of $111,194 and recorded unrealized gains of $135,310 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2011, net liability position	$(4,364)
Change in fair value, net	(111,194)
Fair value as of March 31, 2012, net liability position	$(115,558)

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

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2012, the fair value of our fixed rate debt of $7,700,099 was more than its carrying value of $7,199,528 by $500,571.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2012 would increase the estimated fair value of our fixed rate debt by $348,565 to $8,048,664.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Swap Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund the approximately $3 billion special dividend paid in 2006, our working capital, capital expenditures, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit the Company to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade. We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  All such contracts are carried at their fair values on our condensed consolidated balance sheets, with changes in fair value reflected in our condensed consolidated statements of income.

As of March 31, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  As of March 31, 2012, our outstanding interest rate swap contracts had a fair value and carrying value of $28,641, a net liability position, as reflected under liabilities under derivative contracts in our condensed consolidated balance sheet.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

For the three months ended March 31, 2012, we recorded a net loss on interest rate swap contracts of $1,645, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2011, a net liability position	$(55,383)
Cash payments, net	28,387
Change in fair value, net	(1,645)
Fair value as of March 31, 2012, a net liability position	$(28,641)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control

During the three months ended March 31, 2012, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information concerning transactions under Cablevision's share repurchase program during the quarter ended March 31, 2012.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(3)

March 1-31, 2012	4,050,000	$14.61	35,736,000	$84,771,426

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

In addition to the information provided in the table above, for the three months ended March 31, 2012, certain Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,383,066 shares with a price per share of $14.29 were surrendered to the Company.  These acquired shares have been classified as treasury stock.

Item 6.	Exhibits

(a)	Index to Exhibits.

31.1	Section 302 Certification of the CEO

31.2	Section 302 Certification of the CFO

32	Section 906 Certifications of the CEO and CFO

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on May 3, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	May 3, 2012		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC