Form 10-Q
period 2012-06-30
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2012-08-07
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2012

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of July 31, 2012:

Cablevision NY Group Class A Common Stock -	212,261,783
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	14,432,750

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended June 30, 2012 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

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

•	demand for our video, high-speed data and voice services, which is impacted by competition from other services and the other factors discussed herein;
•	industry conditions;
•	changes in the laws or regulations under which we operate;
•	the outcome of litigation and other proceedings, including the matters described in Note 12 of the combined notes to our condensed consolidated financial statements;
•	general economic conditions in the areas in which we operate;
•	the state of the market for debt securities and bank loans;
•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;
•	the level of our capital expenditures;
•	the level of our operating expenses, including the cost of programming;
•	future acquisitions and dispositions of assets;
•	market demand for new services;
•	demand for advertising;
•	the tax-free treatment of the MSG Distribution and the AMC Networks Distribution (each as defined herein);
•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•	other risks and uncertainties inherent in the cable television, newspaper publishing businesses, and our other businesses;
•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and
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

Item 1.  Financial Statements

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current Assets:

Cash and cash equivalents	$337,945	$611,947
Restricted cash	576	29,068
Accounts receivable, trade (less allowance for doubtful accounts of $15,803 and $14,907)	283,296	295,277
Prepaid expenses and other current assets	153,094	135,579
Amounts due from affiliates	1,857	6,818
Deferred tax asset	84,941	84,925
Investment securities pledged as collateral	343,320	191,338
Total current assets	1,205,029	1,354,952

Property, plant and equipment, net of accumulated depreciation of $9,334,179 and $9,221,694	3,298,574	3,269,232
Other receivables	4,660	3,279
Investment securities pledged as collateral	343,320	317,896
Derivative contracts	5,385	18,617
Other assets	47,338	53,971
Amortizable intangible assets, net of accumulated amortization of $142,041 and $115,043	227,630	252,871
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	55,895	55,895
Goodwill	442,773	442,773
Deferred financing costs, net of accumulated amortization of $88,193 and $81,182	120,857	133,611
	$6,991,689	$7,143,325

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except per share amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$438,870	$455,654
Accrued liabilities	507,029	604,240
Amounts due to affiliates	32,781	32,682
Deferred revenue	56,521	61,599
Liabilities under derivative contracts	60,193	75,223
Credit facility debt	130,387	103,245
Collateralized indebtedness	241,999	148,175
Capital lease obligations	12,083	9,174
Notes payable	11,225	17,614
Senior notes	-	87,822
Total current liabilities	1,491,088	1,595,428

Deferred revenue	10,648	10,896
Liabilities under derivative contracts	36,762	3,141
Other liabilities	250,369	220,865
Deferred tax liability	158,984	80,546
Credit facility debt	5,005,723	5,080,949
Collateralized indebtedness	273,636	307,763
Capital lease obligations	37,518	33,589
Notes payable	1,506	11,613
Senior notes and debentures	5,367,089	5,358,838
Total liabilities	12,633,323	12,703,628

Commitments and contingencies

Redeemable noncontrolling interests	13,891	13,761

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 285,340,347 and 281,833,547 shares issued and 212,276,443 and 220,170,261 shares outstanding	2,853	2,818
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	997,417	1,051,435
Accumulated deficit	(5,124,707)	(5,245,483)
	(4,123,896)	(4,190,689)
Treasury stock, at cost (73,063,904 and 61,663,286 CNYG Class A common shares)	(1,511,036)	(1,363,698)
Accumulated other comprehensive loss	(21,266)	(21,468)
Total stockholders' deficiency	(5,656,198)	(5,575,855)
Noncontrolling interest	673	1,791
Total deficiency	(5,655,525)	(5,574,064)
	$6,991,689	$7,143,325

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues, net (including revenues, net from affiliates of $1,564, $1,354, $3,521, and $2,173, respectively)	$1,697,288	$1,688,681	$3,356,045	$3,343,805

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $46,517, $44,742, $92,305, and $89,255, respectively)	810,064	745,728	1,594,679	1,483,716
Selling, general and administrative (net of charges to affiliates of $542, $5,473, $468, and $10,170, respectively)	368,575	382,813	739,604	756,997
Restructuring expense (credits)	(93)	94	(391)	265
Depreciation and amortization (including impairments)	258,403	247,605	511,750	492,788
	1,436,949	1,376,240	2,845,642	2,733,766
Operating income	260,339	312,441	510,403	610,039

Other income (expense):
Interest expense, net	(181,317)	(188,295)	(363,148)	(379,379)
Gain on investments, net	42,113	13,312	177,438	72,384
Loss on equity derivative contracts, net	(16,137)	(2,823)	(127,331)	(42,881)
Loss on interest rate swap contracts, net	(183)	(5,497)	(1,828)	(9,686)
Miscellaneous, net	260	238	805	455
	(155,264)	(183,065)	(314,064)	(359,107)
Income from continuing operations before income taxes	105,075	129,376	196,339	250,932
Income tax expense	(41,286)	(59,836)	(75,446)	(112,379)
Income from continuing operations	63,789	69,540	120,893	138,553
Income from discontinued operations, net of income taxes	-	18,592	-	53,623
Net income	63,789	88,132	120,893	192,176
Net income attributable to noncontrolling interests	(260)	(288)	(117)	(267)
Net income attributable to Cablevision Systems Corporation stockholders	$63,529	$87,844	$120,776	$191,909

Basic net income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.24	$0.25	$0.46	$0.49

Income from discontinued operations	$-	$0.07	$-	$0.19

Net income	$0.24	$0.32	$0.46	$0.68

Basic weighted average common shares (in thousands)	263,428	278,303	265,423	280,203

Diluted net income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.24	$0.24	$0.45	$0.48

Income from discontinued operations	$-	$0.06	$-	$0.19

Net income	$0.24	$0.31	$0.45	$0.66

Diluted weighted average common shares (in thousands)	267,482	286,154	270,760	288,674

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$63,529	$69,252	$120,776	$138,286
Income from discontinued operations, net of income taxes	-	18,592	-	53,623
Net income	$63,529	$87,844	$120,776	$191,909
Cash dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.275

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$63,789	$88,132	$120,893	$192,176

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	153	381	202	699
Unrecognized loss arising during period	-	(744)	-	(744)
Comprehensive income	63,942	87,769	121,095	192,131
Comprehensive income attributable to noncontrolling interests	(260)	(288)	(117)	(267)
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$63,682	$87,481	$120,978	$191,864

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Income from continuing operations	$120,893	$138,553
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	511,750	492,788
Gain on investments, net	(177,438)	(72,384)
Loss on equity derivative contracts, net	127,331	42,881
Amortization of deferred financing costs and discounts on indebtedness	21,510	23,200
Share-based compensation expense related to equity classified awards	24,056	25,604
Deferred income taxes	79,435	90,992
Provision for doubtful accounts	23,393	25,080
Changes in other assets and liabilities	(140,808)	(67,122)
Net cash provided by operating activities	590,122	699,592

Cash flows from investing activities:
Capital expenditures	(512,469)	(345,298)
Proceeds from sale of equipment, net of costs of disposal	2,639	476
Payments for acquisitions, net	-	(7,776)
Decrease in investment securities and other investments	-	30
Decrease (increase) in restricted cash	573	(1,730)
Additions to other intangible assets	(1,322)	(1,294)
Net cash used in investing activities	(510,579)	(355,592)

Cash flows from financing activities:
Proceeds from credit facility debt	-	605,000
Repayment of credit facility debt	(48,587)	(128,726)
Repayment of senior notes	(87,822)	(325,796)
Proceeds from collateralized indebtedness	157,561	191,688
Repayment of collateralized indebtedness and related derivative contracts	(137,989)	(163,686)
Proceeds from stock option exercises	3,300	5,893
Dividend distributions to common stockholders	(86,020)	(79,507)
Principal payments on capital lease obligations	(4,638)	(714)
Deemed repurchases of restricted stock	(19,831)	(32,761)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(127,503)	(394,540)
Additions to deferred financing costs	(738)	(149)
Distributions to noncontrolling interests, net	(1,206)	(133)
Net cash used in financing activities	(353,473)	(323,431)

Net increase (decrease) in cash and cash equivalents from continuing operations	(273,930)	20,569

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(72)	141,397
Net cash used in investing activities	-	(4,086)
Net cash provided by financing activities	-	2,857
Effect of change in cash related to discontinued operations	-	(117,877)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(72)	22,291

Cash and cash equivalents at beginning of year	611,947	313,991

Cash and cash equivalents at end of period	$337,945	$356,851

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS

Current Assets:

Cash and cash equivalents	$285,511	$611,054
Restricted cash	576	29,068
Accounts receivable, trade (less allowance for doubtful accounts of $15,803 and $14,907)	283,296	295,277
Prepaid expenses and other current assets	148,766	129,282
Amounts due from affiliates (primarily due from Cablevision)	477,155	503,576
Deferred tax asset	-	91,372
Investment securities pledged as collateral	343,320	191,338
Total current assets	1,538,624	1,850,967

Property, plant and equipment, net of accumulated depreciation of $9,334,179 and $9,221,694	3,298,574	3,269,232
Other receivables	2,882	3,279
Investment securities pledged as collateral	343,320	317,896
Derivative contracts	5,385	18,617
Other assets	47,338	53,971
Amortizable intangible assets, net of accumulated amortization of $142,041 and $115,043	227,630	252,871
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	55,895	55,895
Goodwill	442,773	442,773
Deferred financing costs, net of accumulated amortization of $77,882 and $72,577	85,576	96,056
	$7,288,225	$7,601,785

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
LIABILITIES AND MEMBER'S DEFICIENCY

Current Liabilities:

Accounts payable	$438,870	$455,654
Accrued liabilities	462,212	554,050
Amounts due to affiliates	32,781	30,065
Deferred revenue	56,521	61,599
Liabilities under derivative contracts	60,193	75,223
Credit facility debt	130,387	103,245
Collateralized indebtedness	241,999	148,175
Capital lease obligations	12,083	9,174
Notes payable	11,225	17,614
Senior notes	-	60,997
Total current liabilities	1,446,271	1,515,796

Deferred revenue	10,648	10,896
Liabilities under derivative contracts	36,762	3,141
Other liabilities	248,846	218,312
Deferred tax liability	604,351	600,420
Credit facility debt	5,005,723	5,080,949
Collateralized indebtedness	273,636	307,763
Capital lease obligations	37,518	33,589
Notes payable	1,506	11,613
Senior notes and debentures	3,226,266	3,218,697
Total liabilities	10,891,527	11,001,176

Commitments and contingencies

Redeemable noncontrolling interests	13,891	13,761

Member's Deficiency:
Accumulated deficit	(3,301,589)	(3,492,409)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (14,432,750 membership units issued and outstanding)	458,706	852,651
	(3,596,600)	(3,393,475)
Accumulated other comprehensive loss	(21,266)	(21,468)
Total member’s deficiency	(3,617,866)	(3,414,943)
Noncontrolling interest	673	1,791
Total deficiency	(3,617,193)	(3,413,152)
	$7,288,225	$7,601,785

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues, net (including revenues, net from affiliates of $1,564, $1,354, $3,521, and $2,173, respectively)	$1,697,288	$1,688,681	$3,356,045	$3,343,805

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $46,517, $44,742, $92,305, and $89,255, respectively)	810,064	745,728	1,594,679	1,483,716
Selling, general and administrative (net of charges to affiliates of $542, $5,473, $468, and $10,170, respectively)	368,575	382,813	739,604	756,997
Restructuring expense (credits)	(93)	94	(391)	265
Depreciation and amortization (including impairments)	258,403	247,605	511,750	492,788
	1,436,949	1,376,240	2,845,642	2,733,766
Operating income	260,339	312,441	510,403	610,039

Other income (expense):
Interest expense	(136,011)	(142,612)	(272,236)	(287,952)
Interest income	14,975	14,964	30,061	29,799
Gain on investments, net	42,113	13,312	177,438	72,384
Loss on equity derivative contracts, net	(16,137)	(2,823)	(127,331)	(42,881)
Loss on interest rate swap contracts, net	(183)	(5,497)	(1,828)	(9,686)
Miscellaneous, net	260	238	805	455
	(94,983)	(122,418)	(193,091)	(237,881)
Income from continuing operations before income taxes	165,356	190,023	317,312	372,158
Income tax expense	(65,971)	(91,984)	(126,375)	(169,114)
Income from continuing operations	99,385	98,039	190,937	203,044
Income from discontinued operations, net of income taxes	-	18,592	-	53,623
Net income	99,385	116,631	190,937	256,667
Net income attributable to noncontrolling interests	(260)	(288)	(117)	(267)
Net income attributable to CSC Holdings, LLC's sole member	$99,125	$116,343	$190,820	$256,400

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$99,125	$97,751	$190,820	$202,777
Income from discontinued operations, net of income taxes	-	18,592	-	53,623
Net income	$99,125	$116,343	$190,820	$256,400

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$99,385	$116,631	$190,937	$256,667

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	153	381	202	699
Unrecognized loss arising during period	-	(744)	-	(744)
Comprehensive income	99,538	116,268	191,139	256,622
Comprehensive income attributable to noncontrolling interests	(260)	(288)	(117)	(267)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$99,278	$115,980	$191,022	$256,355

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Income from continuing operations	$190,937	$203,044
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	511,750	492,788
Gain on investments, net	(177,438)	(72,384)
Loss on equity derivative contracts, net	127,331	42,881
Amortization of deferred financing costs and discounts on indebtedness	18,554	20,468
Share-based compensation expense related to equity classified awards	24,056	25,604
Deferred income taxes	112,353	138,729
Provision for doubtful accounts	23,393	25,080
Excess tax benefit on share-based awards	(4,373)	(7,123)
Changes in other assets and liabilities	(122,691)	(56,531)
Net cash provided by operating activities	703,872	812,556

Cash flows from investing activities:
Capital expenditures	(512,469)	(345,298)
Proceeds from sale of equipment, net of costs of disposal	2,639	476
Payments for acquisitions, net	-	(7,776)
Decrease in investment securities and other investments	-	30
Decrease (increase) in restricted cash	573	(1,730)
Additions to other intangible assets	(1,322)	(1,294)
Net cash used in investing activities	(510,579)	(355,592)

Cash flows from financing activities:
Proceeds from credit facility debt	-	605,000
Repayment of credit facility debt	(48,587)	(128,726)
Repayment of senior notes	(60,997)	(325,796)
Proceeds from collateralized indebtedness	157,561	191,688
Repayment of collateralized indebtedness and related derivative contracts	(137,989)	(163,686)
Distributions to Cablevision	(426,543)	(574,325)
Excess tax benefit on share-based awards	4,373	7,123
Principal payments on capital lease obligations	(4,638)	(714)
Additions to deferred financing costs	(738)	(149)
Distributions to noncontrolling interests, net	(1,206)	(133)
Net cash used in financing activities	(518,764)	(389,718)

Net increase (decrease) in cash and cash equivalents from continuing operations	(325,471)	67,246

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(72)	141,397
Net cash used in investing activities	-	(4,086)
Net cash provided by financing activities	-	2,857
Effect of change in cash related to discontinued operations	-	(117,877)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(72)	22,291

Cash and cash equivalents at beginning of year	611,054	266,914

Cash and cash equivalents at end of period	$285,511	$356,451

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 1.	BUSINESS

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, local programming and advertising sales services for the cable television industry, provide commercial data and voice services, operate motion picture theatres and operate a newspaper publishing business.  The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol ("VoIP") and its commercial data and voice services operations; and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) a motion picture theatre business ("Clearview Cinemas"), (iii) the News 12 Networks, which provide regional news programming services, (iv) the MSG Varsity network, a network dedicated entirely to showcasing high school sports and activities, (v) a cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's condensed consolidated financial statements as discontinued operations for the three and six months ended June 30, 2011.  Accounts payable to and advances to AMC Networks that were previously eliminated in consolidation are now presented as amounts due to affiliates or amounts due from affiliates on the Company's condensed consolidated balance sheets.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of income of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of income for CSC Holdings, with the following significant exceptions:  Cablevision has $2,140,823 of senior notes outstanding at June 30, 2012 (excluding the $753,717 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, and income tax expense.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, which is eliminated in Cablevision's results of operations.

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  ASU No. 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary.  Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business).  The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value.  ASU No. 2011-08 was effective for the Company on January 1, 2012 and the Company adopted this guidance in connection with its annual goodwill impairment test performed in the first quarter of 2012.  The adoption of ASU No. 2011-08 had no impact on the financial statements of the Company as of June 30, 2012.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Provisions of the amendment include a requirement that for recurring Level III fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements.  In addition, for items not carried at fair value but for which fair value is disclosed, entities are required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  The adoption of ASU No. 2011-04 by the Company on January 1, 2012 had no impact on the Company's fair value measurements, financial position, results of operations or cash flows, however additional disclosures are included in Note 9.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

NOTE 3.                 DIVIDENDS

During the six months ended June 30, 2012, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 22, 2012	$0.15	March 9, 2012	March 30, 2012
May 1, 2012	$0.15	May 17, 2012	June 1, 2012

Cablevision paid dividends aggregating $86,020 during the six months ended June 30, 2012, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of June 30, 2012, up to approximately $4,057 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the six months ended June 30, 2012, CSC Holdings made equity distribution payments to Cablevision aggregating $426,543.  These distribution payments were funded from cash on hand and cash from operations.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 4.                 NET INCOME PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options and restricted stock (including shares held by AMC Networks and The Madison Square Garden Company ("Madison Square Garden") employees).

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months	Six Months	Three Months	Six Months
	Ended June 30, 2012		Ended June 30, 2011
	(in thousands)
Basic weighted average shares outstanding	263,428	265,423	278,303	280,203
Effect of dilution:
Stock options	2,568	2,735	3,273	3,334
Restricted stock awards	1,486	2,602	4,578	5,137
Diluted weighted average shares outstanding	267,482	270,760	286,154	288,674

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period and certain restricted shares) totaling approximately 3,482,000 and 1,256,000 shares (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the three and six months ended June 30, 2012, respectively.  For the three and six months ended June 30, 2011, anti-dilutive shares totaling approximately 7,500 and 11,229 shares (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding, respectively.  In addition, approximately 756,400 restricted shares for the three and six months ended June 30, 2012 and 331,200 for the three and six months ended June 30, 2011, and approximately 12,354,000 options for the three and six months ended June 30, 2012, issued pursuant to the Company’s employee stock plan have also been excluded from the diluted weighted average shares outstanding for the respective periods, as the performance criteria on these awards have not yet been satisfied.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.                 GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and six months ended June 30, 2012 and 2011, the amount of franchise fees included as a component of net revenue aggregated $36,876 and $73,328 and $37,149 and $73,960, respectively.

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

During the six months ended June 30, 2012 and 2011, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Six Months Ended June 30,
	2012	2011
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$40,125	$45,215
Capital lease obligations	11,476	5,081
Satisfaction and discharge of debt with AMC Networks debt	-	1,250,000
Distribution of AMC Networks (Cablevision)	-	1,101,616
Distribution of AMC Networks (CSC Holdings)	-	1,169,564
Property and equipment accrued but unpaid	70,039	33,085

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	1,493	2,318

Supplemental Data:
Continuing Operations:
Cash interest paid (Cablevision)	350,380	364,171
Cash interest paid (CSC Holdings)	261,421	275,207
Income taxes paid, net (Cablevision and CSC Holdings)	4,954	19,416
Discontinued Operations:
Cash interest paid (Cablevision and CSC Holdings)	-	51,629
Income taxes paid, net (Cablevision and CSC Holdings)	-	5,573

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 7.                 DISCONTINUED OPERATIONS

On June 30, 2011, the Company completed the AMC Networks Distribution (see Note 1).  As a result, the operating results of the Company's Rainbow segment through the date of the AMC Networks Distribution, as well as transaction costs, have been classified in the condensed consolidated statements of income as discontinued operations through the distribution date.  Operating results of discontinued operations for the three and six months ended June 30, 2011 are summarized below:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	AMC Networks

Revenues, net	$291,965	$564,868

Income before income taxes	$54,545	$115,015
Income tax expense(a)	(35,953)	(61,392)
Income from discontinued operations, net of income taxes	$18,592	$53,623

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

NOTE 8.                 DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

To manage interest rate risk, the Company enters into interest rate swap contracts to adjust the proportion of total debt subject to variable interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  The Company does not enter into interest rate swap contracts for speculative or trading purposes.

During the six months ended June 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011:

Derivatives Not		Asset Derivatives		Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	Fair Value at June 30, 2012	Fair Value at December 31, 2011	Fair Value at June 30, 2012	Fair Value at December 31, 2011

Interest rate swap contracts	Current derivative contracts	$-	$-	$-	$55,383

Prepaid forward contracts	Current derivative contracts	-	-	60,193	19,840

Prepaid forward contracts	Long-term derivative contracts	5,385	18,617	36,762	3,141

Total derivative contracts		$5,385	$18,617	$96,955	$78,364

The following represents the impact and location of the Company's derivative instruments within the condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011:

Derivatives Not		Amount of Loss Recognized		Amount of Loss Recognized
Designated as Hedging	Location of Loss	Three Months Ended June 30,		Six Months Ended June 30,
Instruments	Recognized	2012	2011	2012	2011

Interest rate swap contracts	Loss on interest rate swap contracts, net	$(183)	$(5,497)	$(1,828)	$(9,686)

Prepaid forward contracts	Loss on equity derivative contracts, net	(16,137)	(2,823)	(127,331)	(42,881)
Total derivative contracts		$(16,320)	$(8,320)	$(129,159)	$(52,567)

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the six months ended June 30, 2012.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	5,401,059

Collateralized indebtedness settled	$(97,864)
Derivative contracts settled	(40,125)
(137,989)
Proceeds from new monetization contracts	157,561
Net cash receipt	$19,572

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

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

At June 30, 2012:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$282,861	$-	$-	$282,861
Investment securities	125	-	-	125
Investment securities pledged as collateral	686,640	-	-	686,640
Prepaid forward contracts	-	5,385	-	5,385

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	96,955	-	96,955

At December 31, 2011:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$556,853	$-	$-	$556,853
Restricted money market funds	27,920	-	-	27,920
Investment securities	113	-	-	113
Investment securities pledged as collateral	509,234	-	-	509,234
Prepaid forward contracts	-	18,617	-	18,617

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	22,981	-	22,981
Interest rate swap contracts	-	55,383	-	55,383

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

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		June 30, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level I	$753,717	$806,702

Debt instruments:
Credit facility debt(b)	Level II	$5,136,110	$5,149,876
Collateralized indebtedness	Level II	515,635	502,675
Senior notes and debentures	Level I	3,226,266	3,588,444
Notes payable	Level II	12,731	12,731
CSC Holdings total debt instruments		8,890,742	9,253,726

Cablevision senior notes and debentures	Level I	2,140,823	2,342,250
Cablevision total debt instruments		$11,031,565	$11,595,976

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

Cablevision

Cablevision recorded income tax expense of $41,286 and $75,446 for the three and six months ended June 30, 2012, respectively, reflecting an effective tax rate of 39% and 38%, respectively.  A nontaxable gain at an entity that is consolidated for financial reporting purposes but not for income tax purposes resulted in a tax benefit of $2,889 in the first quarter of 2012.  In the second quarter of 2012, Cablevision recorded a tax benefit of $1,532 pursuant to the settlement of an income tax examination.  Cablevision recorded tax benefits of $716 and $1,661 for the three and six months ended June 30, 2012, respectively, resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate for the three and six months ended June 30, 2012 would have been 41% and 42%, respectively.

Cablevision recorded income tax expense of $59,836 and $112,379 for the three and six months ended June 30, 2011, respectively, reflecting an effective tax rate of 46% and 45%, respectively. Cablevision recorded tax expense relating to uncertain tax positions of $804 and $1,604 for the three and six months ended June 30, 2011, respectively.  The effective tax rate reflected the impact of nondeductible expenses and state tax expense.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's net operating loss carry forward as of June 30, 2012 was approximately $1,700,000.

CSC Holdings

CSC Holdings and its 80% or more owned subsidiaries are included in the consolidated federal income tax returns of Cablevision.  The income tax provision for CSC Holdings is determined on a stand-alone basis as if CSC Holdings filed separate consolidated income tax returns.

CSC Holdings recorded income tax expense of $65,971 and $126,375 for the three and six months ended June 30, 2012, respectively, reflecting an effective tax rate of 40% in both periods.  A nontaxable gain at an entity that is consolidated for financial reporting purposes but not for income tax purposes resulted in a tax benefit of $2,889 in the first quarter of 2012.  In the second quarter of 2012, CSC Holdings recorded a tax benefit of $1,532 pursuant to the settlement of an income tax examination.  CSC Holdings recorded tax benefits of $716 and $1,661 for the three and six months ended June 30, 2012, respectively, resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate for the three and six months ended June 30, 2012 would have been 41% and 42%, respectively.

CSC Holdings recorded income tax expense of $91,984 and $169,114 for the three and six months ended June 30, 2011, respectively, reflecting an effective tax rate of 48% and 45%, respectively. CSC Holdings recorded tax expense of $6,213 resulting from a change in the rate used to measure deferred taxes principally due to the impact of the AMC Networks Distribution on June 30, 2011.  CSC Holdings recorded tax expense relating to uncertain tax positions of $804 and $1,604 for the three and six months ended June 30, 2011, respectively.  The effective tax rate reflected the impact of nondeductible expenses and state tax expense.

As of June 30, 2012, on a stand-alone basis CSC Holdings had consolidated federal net operating loss carry forwards of approximately $221,000. CSC Holdings has recorded a deferred tax asset related to approximately $4,000 of such federal net operating loss carry forwards.  A deferred tax asset has not been recorded for the remaining federal net operating loss carry forwards as this portion relates to excess tax benefits that have not yet been realized, including 'windfall' deductions on share-based awards and amortization of certain tax deductible goodwill.  However, on a stand-alone basis CSC Holdings realized an excess state tax benefit of $4,373 during the six months ending June 30, 2012.  Such excess tax benefit resulted in an increase to additional paid-in capital.  Subsequent to the utilization of CSC Holdings' net operating loss and tax credit carry forwards, including the portion relating to remaining excess tax benefits not yet realized, obligations to Cablevision pursuant to the tax allocation policy will increase significantly.

NOTE 11.               EQUITY PLANS

Cablevision's Equity Plans

Stock Option Award Activity

In the first quarter of 2012, Cablevision granted options that are scheduled to vest over a two year period in 50% annual increments and expire 10 years from the date of grant.  These options are performance based and will vest based on the achievement of certain performance criteria.  Cablevision calculates the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Cablevision has not, in its recent history, granted options with performance criteria or with similar terms.  Additionally, these options were issued subsequent to a change in Cablevision's structure in connection with the AMC Networks Distribution and the distribution of Madison Square Garden in February 2010 (the "MSG Distribution").  The interest rate for periods within the contractual life of the stock option is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following assumptions were used to calculate the fair value of stock option awards granted in the first quarter of 2012:

Risk-free interest rate	1.14%

Expected life (in years)	5.75

Dividend yield	3.52%

Volatility	43.20%

Grant date fair value	$4.06

The following table summarizes activity relating to Company employees who held Cablevision stock options for the six months ended June 30, 2012:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2011	5,440,662	403,200	$8.27	3.37	$35,607
Granted	-	12,783,000	13.93
Exercised	(466,883)	-	6.51
Forfeited/Expired	(14,671)	(428,800)	13.97

Balance, June 30, 2012	4,959,108	12,757,400	$12.25	7.61	$27,235

Options exercisable at June 30, 2012	4,759,108	403,200	$8.01	2.69	$27,235

Options expected to vest in the future	200,000	11,377,474	$14.00	9.63	$-

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on June 30, 2012 or December 31, 2011, as indicated, and June 30, 2012 in the case of options exercisable and options expected to vest in the future.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

In addition, the following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision stock options for the six months ended June 30, 2012:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2011	753,908	32,400	$7.97	3.10	$4,933
Exercised	(37,187)	-	6.93
Forfeited	(6,100)	-	14.98

Balance, June 30, 2012	710,621	32,400	$7.96	2.75	$3,974

Options exercisable at June 30, 2012	710,621	32,400	$7.96	2.75	$3,974

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on June 30, 2012 or December 31, 2011, as indicated, and June 30, 2012 in the case of options exercisable.

Cablevision recognizes compensation expense for stock options issued to its employees using a straight-line amortization method, based on the estimated grant date fair value of the options over the vesting period reduced for estimated forfeitures.  Cablevision stock options held by AMC Networks and Madison Square Garden employees are not expensed by the Company, however such stock options do have a dilutive effect on net income per share attributable to Cablevision stockholders.

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the six months ended June 30, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2011	4,768,482	540,700	$13.89
Granted	2,246,330	756,400	14.31
Vested	(2,598,817)	-	6.28
Awards forfeited	(328,120)	-	18.50

Unvested award balance, June 30, 2012	4,087,875	1,297,100	$17.51

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision restricted shares for the six months ended June 30, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2011	2,086,450	-	$9.37
Vested	(1,529,590)	-	6.33
Awards forfeited	(35,780)	-	17.72

Unvested award balance, June 30, 2012	521,080	-	$17.70

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

During the six months ended June 30, 2012, 4,128,407 Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,387,811 of these shares, with an aggregate value of $19,831, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

NOTE 12.               COMMITMENTS AND CONTINGENCIES

Legal Matters

Cable Operations Litigation

Brantley, et al. v. NBC Universal, Inc., et al.:  On September 20, 2007, individual cable and satellite subscribers, purportedly on behalf of a nationwide class of cable and satellite subscribers, filed an antitrust lawsuit in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint, as amended, alleges that the defendants violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a "bundled" basis and by offering programming in packaged tiers rather than on an "à la carte" basis.  Plaintiffs seek unspecified treble monetary damages and injunctive relief.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the District Court granted the defendants' motions and dismissed the third amended complaint with prejudice for failure to plead foreclosure of any non-defendant programmers, which the Court held to be a necessary element of the alleged antitrust injury.  On April 19, 2010, plaintiffs filed an appeal to the United States Court of Appeals for the Ninth Circuit.  On March 30, 2012, the Ninth Circuit affirmed the District Court's dismissal of the case.  On April 10, 2012, plaintiffs filed petitions for rehearing which the Ninth Circuit denied on May 4, 2012. On August 2, 2012, plaintiffs filed a petition seeking leave to appeal to the U.S. Supreme Court. The Company intends to defend this lawsuit vigorously, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees.  On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims which were dismissed.  On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract.  The Company's answer was filed on May 2, 2012. Discovery is proceeding. The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

Livingston v. Cablevision Systems Corporation, et al.:  On January 26, 2012, a securities lawsuit was filed in the U.S. District Court for the Eastern District of New York against Cablevision and certain current and former officers, by a Cablevision shareholder, purportedly on behalf of a class of individuals who purchased Cablevision common stock between February 16, 2011, and October 28, 2011.  The complaint alleges that Cablevision and the individual defendants violated Section 10(b) of the Securities Exchange Act by allegedly issuing materially false and misleading statements regarding (i) the Company's customer retention and advertising costs, and (ii) the Company's loss of video customers, especially in the New York area.  The complaint also alleges that the individual defendants violated Section 20(a) of the Securities Exchange Act for the same alleged conduct.  Plaintiff seeks unspecified monetary damages, attorneys' fees, and equitable relief.  On March 26, 2012, the Iron Workers Local No. 25 Pension Fund and the Alaska Electrical Pension Fund submitted a joint application to serve as lead plaintiffs.  The Court granted the application on April 13, 2012. On June 29, 2012, the lead plaintiffs filed an amended complaint.  Defendants have until September 14, 2012, to answer or otherwise respond. The Company believes that these claims are without merit, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

DISH Network Contract Dispute

In 2005, subsidiaries of the Company (now subsidiaries of AMC Networks) entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC ("VOOM HD") and EchoStar Satellite LLC (the predecessor to DISH Network, LLC ("DISH Network")) agreed to distribute VOOM on DISH Network for a 15-year term.  The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances.  On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD's motion for a preliminary injunction.  On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network's improper termination of the affiliation agreement.  On June 24, 2008, DISH Network answered VOOM HD's amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement.  On July 14, 2008, VOOM HD replied to DISH Network's counterclaims.  The Company believes that the counterclaims asserted by DISH Network are without merit.  VOOM HD and DISH Network each filed cross-motions for summary judgment.  In November 2010, the Court denied both parties' cross-motions for summary judgment, but granted VOOM HD's motion for sanctions based on DISH Network's spoliation of evidence as well as its motion to exclude DISH Network's principal damages expert.  DISH Network appealed these latter two rulings.  On January 31, 2012, the Appellate Division of the New York Supreme Court issued a decision affirming (i) the trial court's finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court's decision to exclude DISH Network's damages expert.  On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order.  On April 26, 2012, the Appellate Division denied the motion, thereby precluding any further appeal of the trial court rulings.  The stay of the pending trial court proceedings was lifted on May 1, 2012, and a trial is scheduled to begin on September 18, 2012.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

In connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (collectively, the "AMC Parties") have entered into an agreement (the "VOOM Litigation Agreement") which provides that from and after the AMC Networks Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network.  Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties.  CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of AMC Networks from VOOM HD.  CSC Holdings and the AMC Parties will also bear equally the legal fees and expenses once such costs reach an agreed-upon threshold, which is expected to occur in the third quarter of 2012.

Tax Disputes

The Company was under examination by the New York State Department of Taxation and Finance ("NYS") for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded its audit and issued a proposed assessment ("Notice") totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount did not include any amounts which could have been assessed for periods subsequent to November 2007, including additional interest and penalties.  The principal audit issue was the amount of Optimum Voice revenue that should be subject to tax.  The Company has collected and remitted, and continues to collect and remit, sales tax on more than 75% of its VoIP revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and the Company's reasonable calculation of subscriber interstate and international usage.  NYS had asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  In April 2012, the Company reached an agreement in principle with NYS to settle the Notice and all other sales tax matters relating to the Optimum Voice business for the period June 1, 2006 through November 30, 2011, for $11,571 (the "NYS Settlement").  This settlement was amended to include the period December 1, 2011 through February 29, 2012 and was finalized in a written agreement dated May 24, 2012.  Beginning in 2006, the Company recognized reserves for certain New York State sales tax matters relating to the Optimum Voice business but unrelated to the Notice, which amounted to $8,598 as of December 31, 2011.  Accordingly, as a result of the NYS Settlement, the Company recognized a net incremental expense of $2,973 in the six months ended June 30, 2012.

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%. Historically, the cable and telephone businesses of Bresnan Cable, an indirect wholly-owned subsidiary of CSC Holdings, have been taxed separately by the MT DOR. In 2010, MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009. Bresnan Cable filed a declaratory judgment action against the MT DOR in Montana State Court challenging its property tax classifications for 2007 through 2010. Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment. In accordance with that law, Bresnan Cable paid the disputed 2010 property tax assessment of $5,384 under protest, which Bresnan Cable expensed when the payments were made. In the fourth quarter of 2011, Bresnan Cable paid and expensed the first half of the 2011 protest assessment of $5,456, and in the three months ended June 30, 2012, Bresnan Cable paid and expensed the second half of the 2011 protest assessment of $5,456, which is included in technical and operating expense. No provision for additional tax for 2007 through 2009, which could be up to approximately $15,000, including interest, has been made. On September 26, 2011, the Court granted Bresnan Cable's summary judgment motion seeking to vacate the MT DOR's retroactive tax assessments for the years 2007, 2008, and 2009. The MT DOR's assessment for 2010 was the subject of a trial which took place the week of October 24, 2011, in Billings, Montana. On July 6, 2012, the Court entered judgment in favor of Bresnan Cable, ruling that the MT DOR’s 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the MT DOR refund the amounts paid by Bresnan Cable under protest, plus interest and certain costs. The MT DOR has 60 days from the date of service of the notice of entry of judgment within which to file an appeal to the Montana Supreme Court challenging the lower court rulings. The judgment is not final until it is affirmed on appeal. Pending entry of a final judgment, the MT DOR continues to hold Bresnan Cable’s protest payments for 2010 ($5,384) and 2011 ($10,912) in escrow and continues to assess Bresnan Cable as a single telephone business for 2012. Bresnan Cable will likely be required to make additional protest payments until a final judgment is entered and applied to subsequent assessments. The first half of the 2012 protest assessment, which is expected to be approximately $4,600, is due November 30, 2012, and the second half is due May 31, 2013.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Information as to the operations of the Company's reportable business segments is set forth below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues, net from continuing operations
Telecommunications Services	$1,591,956	$1,578,037	$3,155,331	$3,137,177
Other	111,030	116,399	211,988	217,987
Inter-segment eliminations(a)	(5,698)	(5,755)	(11,274)	(11,359)
	$1,697,288	$1,688,681	$3,356,045	$3,343,805

Inter-segment revenues
Telecommunications Services	$587	$608	$1,069	$1,015
Other	5,111	5,147	10,205	10,344
	$5,698	$5,755	$11,274	$11,359

Adjusted operating cash flow (deficit) from continuing operations
Telecommunications Services	$580,162	$625,385	$1,147,223	$1,239,788
Other	(47,801)	(51,930)	(101,346)	(110,817)
	$532,361	$573,455	$1,045,877	$1,128,971

Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(240,658)	$(232,560)	$(476,922)	$(462,440)
Other	(17,745)	(15,045)	(34,828)	(30,348)
	$(258,403)	$(247,605)	$(511,750)	$(492,788)

Share-based compensation expense included in continuing operations
Telecommunications Services	$(10,768)	$(9,099)	$(18,966)	$(17,398)
Other	(2,944)	(4,216)	(5,149)	(8,481)
	$(13,712)	$(13,315)	$(24,115)	$(25,879)

Restructuring credits (expense) included in continuing operations
Telecommunications Services	$-	$-	$-	$-
Other	93	(94)	391	(265)
	$93	$(94)	$391	$(265)

Operating income (loss) from continuing operations
Telecommunications Services	$328,736	$383,726	$651,335	$759,950
Other	(68,397)	(71,285)	(140,932)	(149,911)
	$260,339	$312,441	$510,403	$610,039

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to our Telecommunications Services segment.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(a)	2012	2011(a)
Operating income for reportable segments	$260,339	$312,441	$510,403	$610,039

Items excluded from operating income:
CSC Holdings interest expense	(136,011)	(142,612)	(272,236)	(287,952)
CSC Holdings interest income	206	195	522	260
CSC Holdings intercompany interest income	14,769	14,769	29,539	29,539
Gain on investments, net	42,113	13,312	177,438	72,384
Loss on equity derivative contracts, net	(16,137)	(2,823)	(127,331)	(42,881)
Loss on interest rate swap contracts, net	(183)	(5,497)	(1,828)	(9,686)
Miscellaneous, net	260	238	805	455
CSC Holdings income from continuing operations before income taxes	165,356	190,023	317,312	372,158
Cablevision interest expense	(45,530)	(45,880)	(91,462)	(91,697)
Intercompany interest expense	(14,769)	(14,769)	(29,539)	(29,539)
Cablevision interest income	18	2	28	10
Cablevision income from continuing operations before income taxes	$105,075	$129,376	$196,339	$250,932

(a)	Includes costs historically allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution.

The following table summarizes the Company's capital expenditures by reportable segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capital expenditures
Telecommunications Services	$284,603	$200,378	$488,470	$325,573
Other	11,769	13,906	23,999	19,725
	$296,372	$214,284	$512,469	$345,298

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(a)	2012	2011(a)

Revenues, net	$1,564	$1,354	$3,521	$2,173

Operating expenses (credits):
Technical expenses, net of credits(b)	$46,517	$44,742	$92,305	$89,255

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(1,521)	(2,315)	(3,120)	(4,513)
Health and welfare plan allocations	-	(2,501)	-	(4,627)
Risk management and general insurance allocations	-	(415)	-	(836)
Other	979	(242)	2,652	(194)
Selling, general and administrative credits, subtotal	(542)	(5,473)	(468)	(10,170)

Operating expenses, net	45,975	39,269	91,837	79,085

Net charges	$44,411	$37,915	$88,316	$76,912

(a)
Amounts relating to AMC Networks prior to the AMC Networks Distribution are eliminated in consolidation.  Operating results of AMC Networks prior to the AMC Networks Distribution are reported in discontinued operations.  Corporate overhead costs previously allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution have been included in continuing operations and are not reflected in the table above.

(b)
Technical expenses include costs incurred by the Company for the carriage of the MSG networks and Fuse program services, as well as for AMC, WE tv, IFC and Sundance Channel on the Company's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.

NOTE 15.              OTHER MATTERS

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  On May 1, 2012, Cablevision's Board of Directors authorized the repurchase of up to another $500,000 of CNYG Class A common stock giving the Company the ability to repurchase up to a total of $1,500,000 of CNYG Class A common stock since inception of the program. Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand, cash from operations, and/or borrowings under CSC Holdings' extended revolving loan facility which would be distributed to Cablevision.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

For the six months ended June 30, 2012, Cablevision repurchased an aggregate of 9,648,907 shares for a total cost of approximately $127,503, including commissions of approximately $96.  Since inception through June 30, 2012, Cablevision repurchased an aggregate of 41,334,907 shares for a total cost of approximately $983,581, including commissions of $413.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of June 30, 2012, the Company had approximately $516,419 of availability remaining under its stock repurchase authorizations.

NOTE 16.               SUBSEQUENT EVENTS

On August 1, 2012, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 4, 2012 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 14, 2012.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per subscriber, per unit, share and per share data, included in the following discussion under this Item 2 are presented in thousands.

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

As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's condensed consolidated financial statements as discontinued operations for the three and six months ended June 30, 2011.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 94% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2012, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations.  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, DVR, video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to continue to increase primarily as a result of contractual rate increases and additional service offerings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

In late 2011 and early 2012, we began implementing a strategy in our New York metropolitan service area designed to enhance our products and services with a focus on retention and acquisition of subscribers.  Consistent with this strategy, we have not implemented a residential rate increase in 2012 and have extended the term of certain promotional offers.  As a result, our revenue growth for the three and six months ended June 30, 2012 was negatively impacted.  Additionally, we have experienced a significant increase in our level of capital expenditures and an increase in our operating expenses in the three and six months ended June 30, 2012.  As we continue to execute our strategy, we expect this level of investment to increase and our operating results to be negatively impacted.

Since 2011, in our New York metropolitan service area, we have offered a free Optimum App, which was first made available for the iPad, iPod Touch and iPhone, and more recently, for laptops and Kindle, which allows our cable television customers to experience iO TV digital service on their device in the home.  While most programmers have not objected to the inclusion of their programming in the in-home application, certain programmers have asserted that the application is a material breach of their affiliation agreements and a copyright violation yielding statutory damages.  The Company has reached satisfactory resolutions of the issues with certain of these programmers.  Other programmers continue to have concerns, but the Company believes it has a strong legal position.

Our cable television service, which accounted for 53% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2012, faces competition from video service provided by incumbent telephone companies, DBS service providers and others.  As discussed in greater detail below, we face intense competition in our New York metropolitan service area from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which offer video programming in addition to their voice and high-speed Internet access services.  To the extent the incumbent telephone companies, who have financial resources that exceed ours, continue to offer promotional packages at prices lower than ours, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our New York metropolitan service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon passes approximately half of the households in our New York metropolitan service area.  Verizon's passings in our service area are difficult to assess and because they are based upon visual inspections and other limited estimating techniques, our estimate serves only as an approximation.  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.

Our high-speed data services business, which accounted for 21% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2012, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T in our New York metropolitan service area and CenturyLink in our cable television systems in Montana, Wyoming, Colorado and Utah (the "Optimum West service area").  Due to our high penetration in our New York metropolitan service area (55.8% of serviceable passings at June 30, 2012) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our VoIP offering, which accounted for 13% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2012, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T in our New York metropolitan service area and CenturyLink in our Optimum West service area.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico in the New York metropolitan service area and the U.S. Virgin Islands in the Optimum West service area) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Due to our high penetration in the New York metropolitan service area (45.6% of serviceable passings at June 30, 2012) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2012.

Optimum Lightpath, which operates in our New York metropolitan service area accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2012.  Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from wired products to wireless products.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Other

Our Other segment, which accounted for 6% of our consolidated revenues, net of inter-segment eliminations, for the six months ended June 30, 2012, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theatre business, Clearview Cinemas, (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the six months ended June 30, 2012, advertising revenues accounted for 71% and circulation revenues accounted for 28% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday newspaper, and single copy sales of Newsday through local retail outlets.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue. General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising. For the six months ended June 30, 2012, Newsday experienced a decline of $4,603 (4.4%) in advertising revenues as compared to 2011. Circulation revenue for the six months ended June 30, 2012 was essentially flat to the comparable period in the prior year.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Newsday's largest categories of operating expenses relate to the production and distribution of its print products.  These costs are driven by volume (number of newspapers printed and number of pages printed) and the number of pages printed are impacted by the volume of advertising and editorial pages.  The majority of Newsday's other costs, such as editorial content creation, rent and general and administrative expenses, do not directly fluctuate with changes in advertising and circulation revenue.

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

Certain Transactions

On June 30, 2011, Cablevision completed the AMC Networks Distribution.  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks for the three and six months ended June 30, 2011 have been reflected in the Company's condensed consolidated financial statements as discontinued operations.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Non-GAAP Financial Measures

We define adjusted operating cash flow ("AOCF"), which is a non-GAAP financial measure, as operating income (loss) before depreciation and amortization (including impairments), excluding share-based compensation expense or benefit and restructuring expense or credits.  Because it is based upon operating income (loss), AOCF also excludes interest expense (including cash interest expense) and other non-operating income and expense items.  We believe that the exclusion of share-based compensation expense or benefit allows investors to better track the performance of the various operating units of our business without regard to the distortive effects of fluctuating stock prices in the case of stock appreciation rights and, in the case of restricted shares, restricted stock units and stock options, the expense associated with an award that is not expected to be made in cash.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF INCOME DATA

	Three Months Ended June 30,
	2012		2011
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,697,288	100%	$1,688,681	100%	$8,607

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	810,064	48	745,728	44	(64,336)
Selling, general and administrative	368,575	22	382,813	23	14,238
Restructuring expense (credits)	(93)	-	94	-	187
Depreciation and amortization (including impairments)	258,403	15	247,605	15	(10,798)
Operating income	260,339	15	312,441	19	(52,102)
Other income (expense):
Interest expense, net	(181,317)	(11)	(188,295)	(11)	6,978
Gain on investments, net	42,113	2	13,312	1	28,801
Loss on equity derivative contracts, net	(16,137)	(1)	(2,823)	-	(13,314)
Loss on interest rate swap contracts, net	(183)	-	(5,497)	-	5,314
Miscellaneous, net	260	-	238	-	22
Income from continuing operations before income taxes	105,075	6	129,376	8	(24,301)
Income tax expense	(41,286)	(2)	(59,836)	(4)	18,550
Income from continuing operations	63,789	4	69,540	4	(5,751)
Income from discontinued operations, net of income taxes	-	-	18,592	1	(18,592)
Net income	63,789	4	88,132	5	(24,343)
Net income attributable to noncontrolling interests	(260)	-	(288)	-	28
Net income attributable to Cablevision Systems Corporation stockholders	$63,529	4%	$87,844	5%	$(24,315)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME DATA (Cont'd)

	Six Months Ended June 30,
	2012		2011
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$3,356,045	100%	$3,343,805	100%	$12,240

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	1,594,679	48	1,483,716	44	(110,963)
Selling, general and administrative	739,604	22	756,997	23	17,393
Restructuring expense (credits)	(391)	-	265	-	656
Depreciation and amortization (including impairments)	511,750	15	492,788	15	(18,962)
Operating income	510,403	15	610,039	18	(99,636)
Other income (expense):
Interest expense, net	(363,148)	(11)	(379,379)	(11)	16,231
Gain on investments, net	177,438	5	72,384	2	105,054
Loss on equity derivative contracts, net	(127,331)	(4)	(42,881)	(1)	(84,450)
Loss on interest rate swap contracts, net	(1,828)	-	(9,686)	-	7,858
Miscellaneous, net	805	-	455	-	350
Income from continuing operations before income taxes	196,339	6	250,932	8	(54,593)
Income tax expense	(75,446)	(2)	(112,379)	(3)	36,933
Income from continuing operations	120,893	4	138,553	4	(17,660)
Income from discontinued operations, net of income taxes	-	-	53,623	2	(53,623)
Net income	120,893	4	192,176	6	(71,283)
Net income attributable to noncontrolling interests	(117)	-	(267)	-	150
Net income attributable to Cablevision Systems Corporation stockholders	$120,776	4%	$191,909	6%	$(71,133)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Three Months Ended June 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$260,339	$312,441	$(52,102)
Share-based compensation	13,712	13,315	397
Depreciation and amortization (including impairments)	258,403	247,605	10,798
Restructuring expense (credits)	(93)	94	(187)
AOCF	$532,361	$573,455	$(41,094)

	Six Months Ended June 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$510,403	$610,039	$(99,636)
Share-based compensation	24,115	25,879	(1,764)
Depreciation and amortization (including impairments)	511,750	492,788	18,962
Restructuring expense (credits)	(391)	265	(656)
AOCF	$1,045,877	$1,128,971	$(83,094)

Comparison of Three and Six Months Ended June 30, 2012 Versus Three and Six Months Ended June 30, 2011

Consolidated Results – Cablevision Systems Corporation

We classify our operations into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Optimum Lightpath; and
•
Other, consisting principally of (i) Newsday, (ii)  Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales, and (vi) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs previously allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution in June 2011 have been included in continuing operations for the three and six months ended June 30, 2011.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and six months ended June 30, 2012 increased $8,607 (1%) and $12,240, respectively, as compared to revenues for the three and six months ended June 30, 2011.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012

Increase in revenues of the Telecommunications Services segment	$13,919	$18,154
Decrease in revenues of the Other segment	(5,369)	(5,999)
Inter-segment eliminations	57	85
	$8,607	$12,240

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $64,336 (9%) and $110,963 (7%), respectively, for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012

Increase in expenses of the Telecommunications Services segment	$64,655	$111,306
Decrease in expenses of the Other segment	(170)	(72)
Inter-segment eliminations	(149)	(271)
	$64,336	$110,963

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses decreased $14,238 (4%) and $17,393 (2%), respectively, for the three and six months ended June 30, 2012, as compared to the same periods in 2011.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012

Increase (decrease) in expenses of the Telecommunications Services segment	$(3,844)	$981
Decrease in expenses of the Other segment	(10,600)	(18,730)
Inter-segment eliminations	206	356
	$(14,238)	$(17,393)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) increased $10,798 (4%) and $18,962 (4%), respectively, for the three and six months ended June 30, 2012, as compared to the same periods in 2011.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012

Increase in expenses of the Telecommunications Services segment	$8,098	$14,482
Increase in expenses of the Other segment	2,700	4,480
	$10,798	$18,962

Adjusted operating cash flow decreased $41,094 (7%) and $83,094 (7%), respectively, for the three and six months ended June 30, 2012, as compared to the same periods in 2011.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012

Decrease in AOCF of the Telecommunications Services segment	$(45,223)	$(92,565)
Increase in AOCF of the Other segment	4,129	9,471
	$(41,094)	$(83,094)

Interest expense, net decreased $6,978 (4%) and $16,231 (4%), respectively, for the three and six months ended June 30, 2012, as compared to the same periods in 2011.  The net changes are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012

Decrease due to change in average debt balances	$(5,097)	$(11,417)
Decrease due to lower average interest rates on our indebtedness	(1,717)	(5,122)
Higher interest income	(27)	(280)
Other net increases (decreases)	(137)	588
	$(6,978)	$(16,231)

See "Liquidity and Capital Resources" discussion below for details regarding our borrower groups.

Gain on investments, net of $42,113 and $177,438 for the three and six months ended June 30, 2012, respectively, and $13,312 and $72,384, for the three and six months ended June 30, 2011, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.

Loss on equity derivative contracts, net of $16,137 and $127,331 for the three and six months ended June 30, 2012, respectively, and $2,823 and $42,881 for the three and six months ended June 30, 2011, respectively, consists of unrealized and realized losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these losses are partially offset by the gains on investment securities pledged as collateral, which are included in gain on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $183 and $1,828 for the three and six months ended June 30, 2012, respectively, and $5,497 and $9,686 for the three and six months ended June 30, 2011, respectively.  During the six months ended June 30, 2012 and 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Income tax expense amounted to $41,286 and $75,446 for the three and six months ended June 30, 2012, respectively, reflecting an effective tax rate of 39% and 38%, respectively.  A nontaxable gain at an entity that is consolidated for financial reporting purposes but not for income tax purposes resulted in a tax benefit of $2,889 in the first quarter of 2012. In the second quarter of 2012, the Company recorded tax benefit of $1,532 pursuant to the settlement of an income tax examination.  The Company recorded tax benefit of $716 and $1,661 for the three and six months ended June 30, 2012, respectively, resulting from a lower state tax rate on unrealized investment gains.  Absent these items, the effective tax rate for the three and six months ended June 30, 2012 would have been 41% and 42%, respectively.

Income tax expense amounted to $59,836 and $112,379 for the three and six months ended June 30, 2011, respectively, reflecting an effective tax rate of 46% and 45%, respectively.  The Company recorded tax expense relating to uncertain tax positions of $804 and $1,604 for the three and six months ended June 30, 2011, respectively.  The effective tax rate reflected the impact of nondeductible expenses and state tax expense.

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

Income from discontinued operations of $18,592 and $53,623 for the three and six months ended June 30, 2011 reflects the net operating results of AMC Networks, including transaction costs, net of income taxes.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Telecommunications Services segment.

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,591,956	100%	$1,578,037	100%	$13,919
Technical and operating expenses (excluding depreciation and amortization shown below)	729,565	46	664,910	42	(64,655)
Selling, general and administrative expenses	292,997	18	296,841	19	3,844
Depreciation and amortization	240,658	15	232,560	15	(8,098)
Operating income	$328,736	21%	$383,726	24%	$(54,990)

	Six Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$3,155,331	100%	$3,137,177	100%	$18,154
Technical and operating expenses (excluding depreciation and amortization shown below)	1,435,107	45	1,323,801	42	(111,306)
Selling, general and administrative expenses	591,967	19	590,986	19	(981)
Depreciation and amortization	476,922	15	462,440	15	(14,482)
Operating income	$651,335	21%	$759,950	24%	$(108,615)

The following is a reconciliation of operating income to AOCF:

	Three Months Ended June 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$328,736	$383,726	$(54,990)
Share-based compensation	10,768	9,099	1,669
Depreciation and amortization	240,658	232,560	8,098
AOCF	$580,162	$625,385	$(45,223)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$651,335	$759,950	$(108,615)
Share-based compensation	18,966	17,398	1,568
Depreciation and amortization	476,922	462,440	14,482
AOCF	$1,147,223	$1,239,788	$(92,565)

Revenues, net for the three and six months ended June 30, 2012 increased $13,919 (1%) and $18,154 (1%), respectively, as compared to revenues, net for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months Ended June 30,		Increase	Percent Increase
	2012	2011	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$878,670	$888,084	$(9,414)	(1)%
High-speed data	344,339	332,016	12,323	4
Voice	223,542	220,716	2,826	1
Advertising	43,389	40,050	3,339	8
Other (including installation, home shopping, advertising sales commissions, and other products)	25,762	24,919	843	3
Total Cable Television	1,515,702	1,505,785	9,917	1
Optimum Lightpath	81,136	77,098	4,038	5
Intra-segment eliminations	(4,882)	(4,846)	(36)	(1)
Total Telecommunications Services	$1,591,956	$1,578,037	$13,919	1%

	Six Months Ended June 30,		Increase	Percent Increase
	2012	2011	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$1,746,954	$1,772,267	$(25,313)	(1)%
High-speed data	682,087	659,661	22,426	3
Voice	445,128	438,241	6,887	2
Advertising	78,112	73,391	4,721	6
Other (including installation, home shopping, advertising sales commissions, and other products)	52,303	49,129	3,174	6
Total Cable Television	3,004,584	2,992,689	11,895	-
Optimum Lightpath	160,669	154,366	6,303	4
Intra-segment eliminations	(9,922)	(9,878)	(44)	-
Total Telecommunications Services	$3,155,331	$3,137,177	$18,154	1%

The net revenue increases in Cable Television were primarily derived from increases in the number of customers to our high-speed data and voice services, as set forth in the customer table below, and increases in video revenues in our Optimum West service area, advertising and other revenue.  These increases were substantially offset by declines in video revenue in our New York metropolitan service area of $13,061 and $32,162 for the three and six months ended June 30, 2012 due to a decline in video customers as compared to the same periods in 2011 and lower average video revenue per video customer.  Video revenues for the three months ended June 30, 2012 were higher than video revenues for the three months ended March 31, 2012 due primarily to an increase in pay-per-view revenues.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

The following table presents certain statistical information as of June 30, 2012, March 31, 2012, and June 30, 2011 for our cable television systems (excluding Optimum Lightpath):

	June 30, 2012	March 31, 2012	June 30, 2011
	(in thousands)

Customer relationships(a)	3,635	3,628	3,637
Video customers	3,257	3,257	3,283
High-speed data customers	3,032	3,007	2,928
Voice customers	2,422	2,399	2,304
Serviceable passings	5,613	5,596	5,557

Average monthly revenue per customer relationship ("RPC")(b)	$139.14	$137.12	$137.68
Average monthly revenue per video customer ("RPS")(b)	$155.12	$152.53	$152.36

(a)	Represents number of households/businesses that receive at least one of the Company's services.
(b)
RPC is calculated by dividing the average monthly GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Optimum Lightpath, for the quarterly periods presented by the average number of customer relationships served by our cable television systems for the respective periods.  RPS is calculated using these same revenues divided by the average number of video customers for the respective periods.  For purposes of these calculations, both revenue and average number of video customers and customer relationships exclude our Optimum Lightpath operations because Optimum Lightpath's third party revenues are unrelated to our cable television system customers.

The Company’s video customers were essentially flat in the three months ended June 30, 2012, compared to a net loss of 23,000 in the same period in 2011.  Video customers in the three months ended June 30, 2012 increased 2,000 in our New York metropolitan service area offset by a seasonal decrease in our Optimum West service area.  This increase, as compared to a loss of 19,500 in the same period in 2011 in our New York metropolitan service area, is primarily due to lower customer disconnects as a result of our strategy to retain subscribers.

The sequential increases in RPC of $2.02 and RPS of $2.59 in the second quarter of 2012 are primarily related to growth in our high-speed data and voice customers, and higher pay-per-view and advertising revenue.

We believe our overall video customer decline at June 30, 2012 as compared to June 30, 2011 is largely attributable to the sustained economic downturn and intense competition, particularly from Verizon.  The length of the economic downturn and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and six months ended June 30, 2012 increased $64,655 (10%) and $111,306 (8%), respectively, as compared to the same periods in 2011.  The net increases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012
Increase in programming costs due primarily to contractual rate increases, partially offset by lower subscribers primarily in the New York metropolitan service area	$33,044	$57,805
Increase in field operations and network related costs primarily due to higher employee related costs, network and customer premise equipment maintenance, insurance and other general cost increases primarily in the New York metropolitan service area	23,509	39,596
Increase in voice-related costs, primarily due to increases in termination costs and other fees, including the net impact related to the settlement of New York State sales tax matters for the six-month period	3,763	9,552
Increase in Montana property taxes paid in protest	3,552	2,850
Other net increases	904	1,611
Intra-segment eliminations	(117)	(108)
	$64,655	$111,306

The Company initiated a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase of approximately $4,200 of technical expense included in the table above.

Technical and operating expenses consist primarily of programming costs (including costs of video-on-demand and pay-per-view) and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in programming rates and general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three and six months ended June 30, 2012 decreased $3,844 (1%) and increased $981, respectively, as compared to the same periods in 2011.  The net increases (decreases) are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012
Increase in sales and marketing costs primarily due to higher employee related costs (primarily related to our sales force for the six-month period)	$4,970	$14,336
Decrease in marketing costs related primarily to a delay in spending to the second half of 2012	(5,175)	(5,886)
Increase in customer related costs primarily due to higher employee related costs	3,859	4,084
Decrease in expenses relating to long-term incentive plan awards to employees (see discussion below)	(5,216)	(9,210)

Other net decreases	(2,437)	(2,408)
Intra-segment eliminations	155	65
	$(3,844)	$981

The Company initiated a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase of approximately $5,400 of selling, general and administrative expense included in the table above.

Selling, general and administrative expenses include customer related costs, principally from the operation and maintenance of our call center facilities that handle customer inquiries and billing and collection activities.  These costs generally rise as the number of customers grow and also as a result of general inflationary cost increases for employees and various other expenses.  Sales and marketing costs primarily consist of employee costs and advertising production and placement costs associated with acquiring and retaining customers.  These costs vary period to period and may increase with intense competition.

The payment of long-term cash incentive awards is based on achievement of performance targets set at the time of the award.  As a result of our strategy to make additional investments designed to enhance our products and services with a focus on retention and acquisition of customers, these targets are not expected to be achieved for awards due to be paid in 2013 and expected to be only partially achieved for awards due to be paid in 2014.  Accordingly, the related accrued expense for the three and six months ended June 30, 2012 is lower than the comparable periods in 2011.

Depreciation and amortization increased $8,098 (3%) and $14,482 (3%), respectively, for the three and six months ended June 30, 2012, as compared to the same periods in 2011.  The net increases resulted primarily from the depreciation of new asset purchases, partially offset by certain assets becoming fully depreciated.

Adjusted operating cash flow decreased $45,223 (7%) and $92,565 (7%), respectively, for the three and six months ended June 30, 2012 as compared to the same periods in 2011.  These decreases were due primarily to increases in technical and operating expenses, excluding depreciation and amortization and share-based compensation, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Other segment.

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$111,030	100%	$116,399	100%	$(5,369)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	84,890	76	85,060	73	170
Selling, general and administrative expenses	76,885	69	87,485	75	10,600
Restructuring expense (credits)	(93)	-	94	-	187
Depreciation and amortization (including impairments)	17,745	16	15,045	13	(2,700)
Operating loss	$(68,397)	(62)%	$(71,285)	(61)%	$2,888

	Six Months Ended June 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$211,988	100%	$217,987	100%	$(5,999)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	168,356	79	168,428	77	72
Selling, general and administrative expenses	150,127	71	168,857	77	18,730
Restructuring expense (credits)	(391)	-	265	-	656
Depreciation and amortization (including impairments)	34,828	16	30,348	14	(4,480)
Operating loss	$(140,932)	(66)%	$(149,911)	(69)%	$8,979

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended June 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(68,397)	$(71,285)	$2,888
Share-based compensation	2,944	4,216	(1,272)
Restructuring expense (credits)	(93)	94	(187)
Depreciation and amortization (including impairments)	17,745	15,045	2,700
AOCF deficit	$(47,801)	$(51,930)	$4,129

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(140,932)	$(149,911)	$8,979
Share-based compensation	5,149	8,481	(3,332)
Restructuring expense (credits)	(391)	265	(656)
Depreciation and amortization (including impairments)	34,828	30,348	4,480
AOCF deficit	$(101,346)	$(110,817)	$9,471

Revenues, net for the three and six months ended June 30, 2012 decreased $5,369 (5%) and $5,999 (3%), respectively, as compared to revenues, net for the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012
Decrease in revenues at Newsday (from $76,152 to $73,418 for the three-month periods and from $144,869 to $139,769 for the six-month periods ended June 30, 2011 and 2012, respectively) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(2,734)	$(5,100)
Decrease in other revenues primarily at Clearview Cinemas	(2,371)	(2,128)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	428	752
Intra-segment eliminations	(692)	477
	$(5,369)	$(5,999)

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three and six months ended June 30, 2012 decreased $170 and $72, respectively, as compared to the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012
Decrease in operating costs primarily at the MSG Varsity network and Clearview Cinemas	$(943)	$(1,616)
Increase in expenses (including increases in operating costs of Newsday from $46,556 to $46,764 for the three-month periods and from $92,058 to $92,261 for the six-month periods ended June 30, 2011 and 2012, respectively)	773	1,544
	$(170)	$(72)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general, and administrative expenses decreased $10,600 (12%) and $18,730 (11%), respectively, for the three and six months ended June 30, 2012 as compared to the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Six Months
	Ended June 30, 2012
Decrease in unallocated Corporate costs due to decreases in certain overhead costs and increases in allocations to business units	$(6,545)	$(12,899)
Decrease in employee related costs	(5,294)	(8,561)
Increase in legal and other professional fees	1,447	3,307
Decrease in expenses at Newsday (from $28,129 to $27,291 for the three-month periods and from $56,249 to $53,498 for the six-month periods ended June 30, 2011 and 2012, respectively)	(838)	(2,751)
Other net increases	1,335	1,696
Intra-segment eliminations	(705)	478
	$(10,600)	$(18,730)

For the three and six months ended June  30, 2011, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans of $9,535 and $18,834, respectively, to AMC Networks.  Such expenses were not eliminated as a result of the AMC Networks Distribution and have been reclassified to the Other segment.

Depreciation and amortization (including impairments) for the three and six months ended June 30, 2012 increased $2,700 (18%) and $4,480 (15%), respectively, as compared to the same periods in the prior year.  The net increases are primarily due to depreciation of new asset purchases, partially offset by decreases in depreciation due to certain assets becoming fully depreciated.

Adjusted operating cash flow deficit decreased $4,129 (8%) for the three months ended June 30, 2012 and $9,471 (9%) for the six months ended June 30, 2012 as compared to the same periods in the prior year (including Newsday's AOCF of $399 and $2,304, for the three months ended June 30, 2012 and 2011, respectively, and AOCF deficit of $4,288 and $1,835, respectively, for the six months ended June 30, 2012 and 2011, respectively).  The decreases were due to a decrease in operating expenses excluding depreciation and amortization and share-based compensation, partially offset by a decrease in revenues.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC HOLDINGS, LLC

The consolidated statements of income of CSC Holdings are essentially identical to the consolidated statements of income of Cablevision, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Cablevision Systems Corporation stockholders	$63,529	$87,844	$120,776	$191,909
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009 and April 2010 included in Cablevision's consolidated statements of income	45,530	45,880	91,462	91,697
Interest income related to cash held at Cablevision	(18)	(2)	(28)	(10)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of income of Cablevision)	14,769	14,769	29,539	29,539
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(24,685)	(32,148)	(50,929)	(56,735)
Net income attributable to CSC Holdings, LLC's sole member	$99,125	$116,343	$190,820	$256,400

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations – Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $590,122 for the six months ended June 30, 2012 compared to $699,592 for the six months ended June 30, 2011.  The 2012 cash provided by operating activities resulted from $632,643 of income before depreciation and amortization (including impairments), $98,287 of non-cash items, and a $9,229 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $94,654 as a result of a decrease in accounts payable and other liabilities and a decrease of $55,383 in liabilities under derivative contracts.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The decrease in cash provided by operating activities of $109,470 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 resulted from a decrease of $73,686 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items and a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $35,784.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $510,579 compared to $355,592 for the six months ended June 30, 2011.  The 2012 investing activities consisted primarily of $512,469 of capital expenditures ($488,470 of which relates to our Telecommunications Services segment), partially offset by other net cash receipts of $1,890.

The 2011 investing activities consisted primarily of $345,298 of capital expenditures ($325,573 of which relate to our Telecommunications Services segment), $7,776 of payments relating to the acquisition of Bresnan Cable and other net cash payments of $2,518.

Financing Activities

Net cash used in financing activities amounted to $353,473 for the six months ended June 30, 2012 compared to $323,431 for the six months ended June 30, 2011.  In 2012, the Company's financing activities consisted primarily of treasury stock purchases of $127,503, net repayment of senior notes of $87,822, dividend payments to common stockholders of $86,020, net repayments of credit facility debt of $48,587, payments of $19,831 resulting from the net share settlement of restricted stock awards, payments on capital lease obligations of $4,638 and other net cash payments of $1,944, partially offset by net proceeds from collateralized indebtedness and related derivative contracts of $19,572 and cash receipts from proceeds from stock option exercises of $3,300.

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

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $703,872 for the six months ended June 30, 2012 compared to $812,556 for the six months ended June 30, 2011.  The 2012 cash provided by operating activities resulted from $702,687 of income before depreciation and amortization (including impairments), $123,876 of non-cash items, and a $15,745 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $83,053 as a result of a decrease in accounts payable and other liabilities and a decrease of $55,383 in liabilities under derivative contracts.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The decrease in cash provided by operating activities of $108,684 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 resulted from a decrease of $66,160 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items and a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $42,524.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $510,579 compared to $355,592 for the six months ended June 30, 2011.  The 2012 investing activities consisted primarily of $512,469 of capital expenditures ($488,470 of which relates to our Telecommunications Services segment), partially offset by other net cash receipts of $1,890.

The 2011 investing activities consisted primarily of $345,298 of capital expenditures ($325,573 of which relate to our Telecommunications Services segment), $7,776 of payments relating to the acquisition of Bresnan Cable and other net cash payments of $2,518.

Financing Activities

Net cash used in financing activities amounted to $518,764 for the six months ended June 30, 2012 compared to $389,718 for the six months ended June 30, 2011.  In 2012, the Company's financing activities consisted primarily of net distributions to Cablevision of $426,543, net repayment of senior notes of $60,997, net repayments of credit facility debt of $48,587, and payments on capital leases of $4,638, partially offset by net proceeds from collateralized indebtedness and related derivative contracts of $19,572 and other net cash proceeds of $2,429.

In 2011, the Company's financing activities consisted primarily of net distributions to Cablevision of $574,325, the repayment of senior notes of $325,796 and other net cash payments of $996, partially offset by net proceeds from credit facility debt of $476,274, net proceeds from collateralized indebtedness of $28,002 and excess tax benefits on share-based awards of $7,123.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $72 for the six months ended June 30, 2012 and a cash inflow of $22,291 for the six months ended June 30, 2011.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $72 for the six months ended June 30, 2012 compared to net cash provided by operating activities of discontinued operations of $141,397 for the six months ended June 30, 2011.  The 2012 cash used by operating activities of discontinued operations resulted from a $72 payment of accrued transaction costs.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Investing Activities

Net cash used in investing activities of discontinued operations for the six months ended June 30, 2011 was $4,086.  The 2011 investing activities consisted of capital expenditures of $4,340, partially offset by other net cash receipts of $254.

Financing Activities

Net cash provided by financing activities of discontinued operations was $2,857 for the six months ended June 30, 2011.  The 2011 financing activities consisted primarily of net proceeds from credit facility debt of $667,364, partially offset by the repayment and repurchase of $638,365 of senior notes, additions to deferred financing costs of $23,900 and payments on capital lease obligations of $2,242.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cablevision

Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of Cablevision NY Group ("CNYG") Class A common stock, CNYG Class B common stock and approximately $2,904,000 of debt securities, including approximately $2,150,000 face value of debt securities held by third party investors and approximately $754,000 held by Newsday Holdings LLC.  The $754,000 of notes are eliminated in Cablevision's consolidated financial statements and are shown as notes due from Cablevision in the consolidated equity of CSC Holdings.

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

We have assessed the implications of the volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash-on-hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $141,612 under our credit facilities, senior notes and notes payable as of June 30, 2012.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and Bresnan Cable revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the six months ended June 30, 2012:

	Restricted Group	Newsday LLC(a)	Bresnan Cable	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,738,698	$650,000	$747,412	$-	$5,136,110	$-	$-	$5,136,110
Notes payable	12,731	-	-	-	12,731	-	-	12,731
Capital lease obligations	20,545	891	-	28,165	49,601	-	-	49,601
Senior notes and debentures	2,976,266	-	250,000	-	3,226,266	2,894,540	(753,717)	5,367,089
Collateralized indebtedness relating to stock monetizations	-	-	-	515,635	515,635	-	-	515,635
Total debt	$6,748,240	$650,891	$997,412	$543,800	$8,940,343	$2,894,540	$(753,717)	$11,081,166

Interest expense	$194,131	$34,967	$29,734	$13,404	$272,236	$121,001	$(29,539)	$363,698
Capital expenditures	$445,420	$6,332	$47,422	$13,295	$512,469	$-	$-	$512,469

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its $650,000 senior secured loan facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of the Company's outstanding credit facility debt:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	June 30, 2012	June 30, 2013	June 30, 2012	December 31, 2011
Restricted Group:
Extended revolving loan facility(a)	March 31, 2015	-	$-	$-	$-
Term A-3 extended loan facility	March 31, 2015	2.50%	78,924	370,335	400,690
Term A-4 extended loan facility	December 31, 2016	2.24%	15,000	600,000	600,000
Term B-2 extended loan facility	March 29, 2016	3.50%	12,029	1,127,685	1,133,699
Term B-3 extended loan facility	March 29, 2016	3.25%	16,784	1.640,678	1,649,071
Restricted Group credit facility debt			122,737	3,738,698	3,783,460

Bresnan Cable:
Term loan facility	December 14, 2017	4.50%	7,650	747,412	750,734
Revolving loan facility(b)	December 14, 2015	-	-	-	-
Bresnan Cable credit facility debt			7,650	747,412	750,734

Newsday:
Fixed rate term loan facility	August 1, 2013	10.50%	-	525,000	525,000
Floating rate term loan facility	August 1, 2013	6.72%	-	125,000	125,000
Newsday credit facility debt			-	650,000	650,000

Total credit facility debt			$130,387	$5,136,110	$5,184,194

(a)
At June 30, 2012, $67,936 of the extended revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,186,017 of the extended revolving loan facility was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
At June 30, 2012, $300 of the revolving loan facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,700 of the revolving loan facility was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

Restricted Group

As of June 30, 2012, CSC Holdings and those of its subsidiaries which conduct our cable television video operations, high-speed data service, and our VoIP services operations in the New York metropolitan area, as well as Optimum Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  The Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC Holdings and certain of its subsidiaries, the "Restricted Subsidiaries", are party to an amended credit agreement, which consists of a $1,253,953 extended revolving loan facility and $3,738,698 in aggregate amount of extended term loan facilities.  On February 24, 2012, CSC Holdings' $158,500 undrawn revolving credit facility matured.  Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  The Restricted Group was in compliance with all of its financial covenants under the Restricted Group credit facility as of June 30, 2012.  The Company's annual report on Form 10-K for the year ended December 31, 2011 contains a further description of the Restricted Group credit facility, including the principal financial covenants.

Interest Rate Swaps

During the six months ended June 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.

Bresnan Cable

We currently expect that net funding and investment requirements for Bresnan Cable for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities and borrowings under its credit facility.

Bresnan Cable has an $840,000 senior secured credit facility which is comprised of two components: a $765,000 term loan facility (of which $753,525 is outstanding) and a $75,000 revolving loan.  Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of June 30, 2012.  The Company's annual report on Form 10-K for the year ended December 31, 2011 contains a further description of the Bresnan Cable credit facility, including the principal financial covenants.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

Newsday LLC's $650,000 senior secured loan facility is comprised of two components:  a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.  Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of June 30, 2012.  The Company's annual report on Form 10-K for the year ended December 31, 2011 contains a further description of the Newsday credit facility, including the principal financial covenants.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Capital Expenditures

The following table provides details of the Company's capital expenditures for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Capital Expenditures

Consumer premise equipment	$92,649	$53,115	$153,068	$105,673
Scalable infrastructure	111,074	66,024	168,187	94,928
Line extensions	10,250	11,024	18,151	19,584
Upgrade/rebuild	7,064	8,867	20,729	13,052
Support	40,346	36,167	79,460	48,997
Total Cable Television	261,383	175,197	439,595	282,234
Optimum Lightpath	23,220	25,181	48,875	43,339
Total Telecommunications	284,603	200,378	488,470	325,573
Other	11,769	13,906	23,999	19,725
Total Cablevision	$296,372	$214,284	$512,469	$345,298

Capital expenditures for the three and six months ended June 30, 2012, increased $82,088 (38%) and $167,171 (48%), respectively, as compared to the comparable periods in 2011.  These increases were primarily due to the implementation of our strategy in the New York metropolitan service area designed to enhance our products and services, which includes: (i) equipment upgrades to provide increased broadband capacity and speed, and equipment for our remote storage DVR product, (ii) set-top boxes and other equipment, primarily related to the digitization of our network, (iii) equipment to enhance our ability to monitor our network, and (iv) various software projects.  In addition, these increases include costs related to the construction of the network fiber ring in our Optimum West service area.  The remaining increases relate to capital expenditures for Optimum Lightpath and businesses in our Other segment.

Monetization Contract Maturities

The following monetization contracts relating to our Comcast common stock matured during the six months ended June 30, 2012:

Month of Maturity	Shares covered under monetization contract

April 2012	2,732,184
June 2012	2,668,875

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of new monetization transactions on our Comcast common stock that will mature in April and June 2014.

During the 12 months subsequent to June 30, 2012, monetization contracts covering 10,738,809 shares of Comcast common stock will mature.  The Company intends to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other Events

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  On May 1, 2012, Cablevision's Board of Directors authorized the repurchase of up to another $500,000 of CNYG Class A common stock giving the Company the ability to repurchase up to a total of $1,500,000 of CNYG Class A common stock since inception of the program.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand, cash from operations, and/or borrowings under CSC Holdings' extended revolving loan facility, with the proceeds of such borrowings being distributed to Cablevision.  Through June 30, 2012, Cablevision repurchased an aggregate of 41,334,907 shares for a total cost of approximately $983,581, including commissions of $413.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of June 30, 2012, we had approximately $516,419 of availability remaining under our stock repurchase authorizations.  See "Part II. Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds" below for a discussion of the repurchases under the repurchase program.

Dividends

During the six months ended June 30, 2012, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 22, 2012	$0.15	March 9, 2012	March 30, 2012
May 1, 2012	$0.15	May 17, 2012	June 1, 2012

Cablevision paid dividends aggregating $86,020 during the six months ended June 30, 2012, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of June 30, 2012, up to approximately $4,057 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the six months ended June 30, 2012, CSC Holdings made equity distribution payments to Cablevision aggregating $426,543.  These distribution payments were funded from cash on hand and cash from operations.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

On August 1, 2012, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on September 4, 2012 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of August 14, 2012.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Recently Issued But Not Yet Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment.  Similar to ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, ASU No. 2012-02 provides entities the option to use a qualitative approach to assess the impairment of an indefinite-lived intangible asset.  A company will not be required to calculate the fair value of an indefinite-lived intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value.  Additional disclosure requirements are not necessary relating to the use of the optional qualitative assessment.  ASU No. 2012-02 will be effective for the Company on January 1, 2013 and the Company will adopt this guidance in connection with its annual impairment test to be performed in the first quarter of 2013.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fixed the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative or trading purposes.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade.  We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.

Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.

During the six months ended June 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.

All interest rate swap contracts are carried at their fair values on our condensed consolidated balance sheets, with changes in value reflected in our condensed consolidated statements of income.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2012, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

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

Equity Price Risk

The Company is exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of June 30, 2012, we did not have an early termination shortfall relating to any of these contracts.

The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $515,635 at June 30, 2012.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As of June 30, 2012, the fair value and the carrying value of our holdings of Comcast common stock aggregated $686,640.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $68,664.  As of June 30, 2012, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $91,570, a net payable position.  For the six months ended June 30, 2012, we recorded a net loss on our outstanding equity derivative contracts of $127,331 and recorded unrealized gains of $177,405 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2011, net liability position	$(4,364)
Change in fair value, net	(127,331)
Settlement of contracts	40,125
Fair value as of June 30, 2012, net liability position	$(91,570)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast
	2,668,875	2012	$18.85	$22.62	$22.62
	13,407,684	2013	$20.52 - $24.94	$24.63	$29.92
	5,401,059	2014	$28.89 – $29.45	$37.56	$38.28

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at June 30, 2012, the fair value of our fixed rate debt of $7,732,278 was more than its carrying value of $7,167,868 by $564,410.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at June 30, 2012 would increase the estimated fair value of our fixed rate debt by $343,263 to $8,075,541.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

During the six months ended June 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.

For the six months ended June 30, 2012, we recorded a net loss on interest rate swap contracts of $1,828, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2011, a net liability position	$(55,383)
Cash payments, net	57,211
Change in fair value, net	(1,828)
Fair value as of June 30, 2012	$-

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control

During the six months ended June 30, 2012, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.                    Legal Proceedings

Refer to Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information concerning transactions under Cablevision's share repurchase program during the quarter ended June 30, 2012.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(3)

April 1-30, 2012	1,050,000	$14.10	36,786,000	$69,964,041
May 1-31, 2012	3,314,607	$11.90	40,100,607	$530,514,607
June 1-30, 2012	1,234,300	$11.42	41,334,907	$516,419,556

(1)
On June 14, 2010, the Cablevision's Board of Directors authorized the repurchase of up to $500 million of CNYG Class A common stock.  On February 15, 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500 million of CNYG Class A common stock.  On May 1, 2012, Cablevision's Board of Directors authorized the repurchase of up to another $500 million of CNYG Class A common stock giving the Company the ability to repurchase up to a total of $1.5 billion of CNYG Class A common stock since inception of the program.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market. The program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.

(2)	This column reflects the cumulative number of shares acquired pursuant to the repurchase program at the end of the respective period.
(3)	Includes brokerage commissions paid by the Company.

The table above does not include any shares received in connection with forfeitures of awards pursuant to the Company's employee stock plan.

In addition to the information provided in the table above, for the six months ended June 30, 2012, certain Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,387,811 shares with an average price per share of $14.29 were surrendered to the Company.  These acquired shares have been classified as treasury stock.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 6.                    Exhibits

(a)           Index to Exhibits.

10.1	Summary of office space arrangement for Marianne Dolan Weber between Cablevision Systems Corporation and Knickerbocker Group LLC.

10.2	Amendment to Time Sharing Agreement, dated August 3, 2012, between CSC Transport IV, Inc. and James L. Dolan.

10.3	Amendment to Time Sharing Agreement, dated August 3, 2012, between CSC Transport IV, Inc. and Charles F. Dolan.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

32	Section 906 Certifications of the CEO and CFO.

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	August 7, 2012		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC