Form 10-Q
period 2012-09-30
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2012-11-06
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of October 31, 2012:

Cablevision NY Group Class A Common Stock -	209,022,272
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended September 30, 2012 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

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

•	demand for our video, high-speed data and voice services, which is impacted by competition from other services and the other factors discussed herein;

•	industry conditions;

•	changes in the laws or regulations under which we operate;

•	the outcome of litigation and other proceedings, including the matters described in Note 13 of the combined notes to our condensed consolidated financial statements;

•	general economic conditions in the areas in which we operate;

•	the state of the market for debt securities and bank loans;

•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;

•	the level of our capital expenditures;

•	the level of our operating expenses, including the cost of programming;

•	future acquisitions and dispositions of assets;

•	market demand for new services;

•	demand for advertising;

•	the tax-free treatment of the MSG Distribution and the AMC Networks Distribution (each as defined herein);

•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);

•	other risks and uncertainties inherent in the cable television, newspaper publishing businesses, and our other businesses;

•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current Assets:

Cash and cash equivalents	$438,665	$611,947
Restricted cash	-	29,068
Accounts receivable, trade (less allowance for doubtful accounts of $14,373 and $14,907)	281,023	295,277
Prepaid expenses and other current assets	139,416	135,579
Amounts due from affiliates	2,946	6,818
Deferred tax asset	196,310	84,925
Investment securities pledged as collateral	384,127	191,338
Total current assets	1,442,487	1,354,952

Property, plant and equipment, net of accumulated depreciation of $9,526,384 and $9,221,694	3,321,871	3,269,232
Other receivables	4,464	3,279
Investment securities pledged as collateral	384,127	317,896
Derivative contracts	6,157	18,617
Other assets	45,025	53,971
Amortizable intangible assets, net of accumulated amortization of $155,326 and $115,043	214,355	252,871
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	55,895	55,895
Goodwill	442,773	442,773
Deferred financing costs, net of accumulated amortization of $88,950 and $81,182	127,924	133,611
	$7,285,306	$7,143,325

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except per share amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$426,713	$455,654
Accrued liabilities	495,540	604,240
Amounts due to affiliates	34,650	32,682
Deferred revenue	54,634	61,599
Liabilities under derivative contracts	91,863	75,223
Credit facility debt	152,354	103,245
Collateralized indebtedness	246,464	148,175
Capital lease obligations	14,490	9,174
Notes payable	11,029	17,614
Senior notes	-	87,822
Total current liabilities	1,527,737	1,595,428

Deferred revenue	9,468	10,896
Liabilities under derivative contracts	32,492	3,141
Other liabilities	270,160	220,865
Deferred tax liability	273,207	80,546
Credit facility debt	4,806,683	5,080,949
Collateralized indebtedness	309,687	307,763
Capital lease obligations	47,922	33,589
Notes payable	1,982	11,613
Senior notes and debentures	5,736,032	5,358,838
Total liabilities	13,015,370	12,703,628

Commitments and contingencies

Redeemable noncontrolling interests	14,351	13,761

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 286,042,816 and 281,833,547 shares issued and 208,969,092 and 220,170,261 shares outstanding	2,860	2,818
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	973,112	1,051,435
Accumulated deficit	(5,128,498)	(5,245,483)
	(4,151,985)	(4,190,689)
Treasury stock, at cost (77,073,724 and 61,663,286 CNYG Class A common shares)	(1,572,133)	(1,363,698)
Accumulated other comprehensive loss	(21,166)	(21,468)
Total stockholders' deficiency	(5,745,284)	(5,575,855)
Noncontrolling interest	869	1,791
Total deficiency	(5,744,415)	(5,574,064)
	$7,285,306	$7,143,325

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2012 and 2011
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net (including revenues, net from affiliates of $870, $1,142, $4,391, and $3,315, respectively)	$1,685,443	$1,665,790	$5,041,488	$5,009,595

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $46,476, $45,075, $138,781, and $134,330, respectively)	816,253	766,205	2,410,932	2,249,921
Selling, general and administrative (including charges from (net of charges to) affiliates of $1,112, $(3,543), $644, and $(13,713), respectively)	379,119	370,610	1,118,723	1,127,607
Restructuring expense (credits)	330	27	(61)	292
Depreciation and amortization (including impairments)	269,931	256,545	781,681	749,333
	1,465,633	1,393,387	4,311,275	4,127,153
Operating income	219,810	272,403	730,213	882,442

Other income (expense):
Interest expense, net	(182,951)	(182,298)	(546,099)	(561,677)
Gain (loss) on investments, net	81,619	(95,362)	259,057	(22,978)
Gain (loss) on equity derivative contracts, net	(57,082)	81,737	(184,413)	38,856
Gain (loss) on interest rate swap contracts, net	-	1,173	(1,828)	(8,513)
Loss on extinguishment of debt and write-off of deferred financing costs	(61,052)	(3,027)	(61,052)	(3,027)
Miscellaneous, net	474	275	1,279	730
	(218,992)	(197,502)	(533,056)	(556,609)
Income from continuing operations before income taxes	818	74,901	197,157	325,833
Income tax expense	(4,682)	(35,297)	(80,128)	(147,676)
Income (loss) from continuing operations	(3,864)	39,604	117,029	178,157
Income from discontinued operations, net of income taxes	-	-	-	53,623
Net income (loss)	(3,864)	39,604	117,029	231,780
Net loss (income) attributable to noncontrolling interests	73	(285)	(44)	(552)
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$(3,791)	$39,319	$116,985	$231,228

Basic net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$(0.01)	$0.14	$0.44	$0.64

Income from discontinued operations	$-	$-	$-	$0.19

Net income (loss)	$(0.01)	$0.14	$0.44	$0.83

Basic weighted average common shares (in thousands)	259,905	275,145	263,570	278,498

Diluted net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$(0.01)	$0.14	$0.44	$0.62

Income from discontinued operations	$-	$-	$-	$0.19

Net income (loss)	$(0.01)	$0.14	$0.44	$0.81

Diluted weighted average common shares (in thousands)	259,905	284,113	268,704	287,137
Amounts attributable to Cablevision Systems Corporation stockholders:
Income (loss) from continuing operations, net of income taxes	$(3,791)	$39,319	$116,985	$177,605
Income from discontinued operations, net of income taxes	-	-	-	53,623
Net income (loss)	$(3,791)	$39,319	$116,985	$231,228
Cash dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.425

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended September 30, 2012 and 2011
(In thousands)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(3,864)	$39,604	$117,029	$231,780

Other comprehensive income (loss), net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	100	219	302	918
Unrecognized loss arising during period	-	-	-	(744)
Comprehensive income (loss)	(3,764)	39,823	117,331	231,954
Comprehensive loss (income) attributable to noncontrolling interests	73	(285)	(44)	(552)
Comprehensive income (loss) attributable to Cablevision Systems Corporation stockholders	$(3,691)	$39,538	$117,287	$231,402

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011
Cash flows from operating activities:
Income from continuing operations	$117,029	$178,157
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	781,681	749,333
Loss (gain) on investments, net	(259,057)	22,978
Loss (gain) on equity derivative contracts, net	184,413	(38,856)
Loss on extinguishment of debt and write-off of deferred financing costs	61,052	3,027
Amortization of deferred financing costs and discounts on indebtedness	32,577	35,065
Share-based compensation expense related to equity classified awards	37,802	36,585
Deferred income taxes	81,254	119,675
Provision for doubtful accounts	38,857	43,872
Changes in other assets and liabilities	(110,241)	(135,126)
Net cash provided by operating activities	965,367	1,014,710

Cash flows from investing activities:
Capital expenditures	(809,243)	(574,478)
Proceeds (payments) related to sale of equipment, net of costs of disposal	1,371	(1,242)
Payments for acquisitions, net	-	(7,776)
Decrease in investment securities and other investments	-	30
Decrease in restricted cash	1,147	-
Additions to other intangible assets	(3,813)	(10,500)
Net cash used in investing activities	(810,538)	(593,966)

Cash flows from financing activities:
Proceeds from credit facility debt	-	605,000
Repayment of credit facility debt	(225,916)	(168,089)
Proceeds from issuance of senior notes	750,000	-
Repayment and repurchase of senior notes, including tender premiums and fees	(530,749)	(390,696)
Proceeds from collateralized indebtedness	248,388	246,464
Repayment of collateralized indebtedness and related derivative contracts	(218,754)	(210,584)
Proceeds from stock option exercises	7,746	6,163
Dividend distributions to common stockholders	(125,228)	(120,918)
Principal payments on capital lease obligations	(7,886)	(2,567)
Deemed repurchases of restricted stock	(19,831)	(32,968)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(188,600)	(488,408)
Additions to deferred financing costs	(15,813)	(440)
Distributions to noncontrolling interests, net	(1,396)	(1,127)
Net cash used in financing activities	(328,039)	(558,170)

Net decrease in cash and cash equivalents from continuing operations	(173,210)	(137,426)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(72)	131,158
Net cash used in investing activities	-	(4,086)
Net cash provided by financing activities	-	2,857
Effect of change in cash related to discontinued operations	-	(117,877)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(72)	12,052

Cash and cash equivalents at beginning of year	611,947	313,991

Cash and cash equivalents at end of period	$438,665	$188,617

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current Assets:

Cash and cash equivalents	$400,748	$611,054
Restricted cash	-	29,068
Accounts receivable, trade (less allowance for doubtful accounts of $14,373 and $14,907)	281,023	295,277
Prepaid expenses and other current assets	135,113	129,282
Amounts due from affiliates (primarily due from Cablevision)	482,939	503,576
Deferred tax asset	11,528	91,372
Investment securities pledged as collateral	384,127	191,338
Total current assets	1,695,478	1,850,967

Property, plant and equipment, net of accumulated depreciation of $9,526,384 and $9,221,694	3,321,871	3,269,232
Other receivables	2,686	3,279
Investment securities pledged as collateral	384,127	317,896
Derivative contracts	6,157	18,617
Other assets	45,025	53,971
Amortizable intangible assets, net of accumulated amortization of $155,326 and $115,043	214,355	252,871
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	55,895	55,895
Goodwill	442,773	442,773
Deferred financing costs, net of accumulated amortization of $77,422 and $72,577	77,297	96,056
	$7,485,892	$7,601,785

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
LIABILITIES AND MEMBER'S DEFICIENCY

Current Liabilities:

Accounts payable	$426,713	$455,654
Accrued liabilities	442,203	554,050
Amounts due to affiliates	34,650	30,065
Deferred revenue	54,634	61,599
Liabilities under derivative contracts	91,863	75,223
Credit facility debt	152,354	103,245
Collateralized indebtedness	246,464	148,175
Capital lease obligations	14,490	9,174
Notes payable	11,029	17,614
Senior notes	-	60,997
Total current liabilities	1,474,400	1,515,796

Deferred revenue	9,468	10,896
Liabilities under derivative contracts	32,492	3,141
Other liabilities	268,080	218,312
Deferred tax liability	623,095	600,420
Credit facility debt	4,806,683	5,080,949
Collateralized indebtedness	309,687	307,763
Capital lease obligations	47,922	33,589
Notes payable	1,982	11,613
Senior notes and debentures	2,844,859	3,218,697
Total liabilities	10,418,668	11,001,176

Commitments and contingencies

Redeemable noncontrolling interests	14,351	13,761

Member's Deficiency:
Accumulated deficit	(3,267,095)	(3,492,409)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (17,631,479 and 14,432,750 membership units issued and outstanding)	1,093,982	852,651
	(2,926,830)	(3,393,475)
Accumulated other comprehensive loss	(21,166)	(21,468)
Total member's deficiency	(2,947,996)	(3,414,943)
Noncontrolling interest	869	1,791
Total deficiency	(2,947,127)	(3,413,152)
	$7,485,892	$7,601,785

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net (including revenues, net from affiliates of $870, $1,142, $4,391, and $3,315, respectively)	$1,685,443	$1,665,790	$5,041,488	$5,009,595

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $46,476, $45,075, $138,781, and $134,330, respectively)	816,253	766,205	2,410,932	2,249,921
Selling, general and administrative (including charges from (net of charges to) affiliates of $1,112, $(3,543), $644, and $(13,713), respectively)	379,119	370,610	1,118,723	1,127,607
Restructuring expense (credits)	330	27	(61)	292
Depreciation and amortization (including impairments)	269,931	256,545	781,681	749,333
	1,465,633	1,393,387	4,311,275	4,127,153
Operating income	219,810	272,403	730,213	882,442

Other income (expense):
Interest expense	(137,144)	(136,683)	(409,380)	(424,635)
Interest income	14,940	15,035	45,001	44,834
Gain (loss) on investments, net	81,619	(95,362)	259,057	(22,978)
Gain (loss) on equity derivative contracts, net	(57,082)	81,737	(184,413)	38,856
Gain (loss) on interest rate swap contracts, net	-	1,173	(1,828)	(8,513)
Loss on extinguishment of debt and write-off of deferred financing costs	(61,052)	(3,027)	(61,052)	(3,027)
Miscellaneous, net	474	275	1,279	730
	(158,245)	(136,852)	(351,336)	(374,733)
Income from continuing operations before income taxes	61,565	135,551	378,877	507,709
Income tax expense	(27,144)	(62,123)	(153,519)	(231,237)
Income from continuing operations	34,421	73,428	225,358	276,472
Income from discontinued operations, net of income taxes	-	-	-	53,623
Net income	34,421	73,428	225,358	330,095
Net loss (income) attributable to noncontrolling interests	73	(285)	(44)	(552)
Net income attributable to CSC Holdings, LLC's sole member	$34,494	$73,143	$225,314	$329,543

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$34,494	$73,143	$225,314	$275,920
Income from discontinued operations, net of income taxes	-	-	-	53,623
Net income	$34,494	$73,143	$225,314	$329,543

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$34,421	$73,428	$225,358	$330,095

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	100	219	302	918
Unrecognized loss arising during period	-	-	-	(744)
Comprehensive income	34,521	73,647	225,660	330,269
Comprehensive loss (income) attributable to noncontrolling interests	73	(285)	(44)	(552)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$34,594	$73,362	$225,616	$329,717

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012 and 2011
(In thousands)
(Unaudited)
	2012	2011
Cash flows from operating activities:
Income from continuing operations	$225,358	$276,472
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	781,681	749,333
Loss (gain) on investments, net	(259,057)	22,978
Loss (gain) on equity derivative contracts, net	184,413	(38,856)
Loss on extinguishment of debt and write-off of deferred financing costs	61,052	3,027
Amortization of deferred financing costs and discounts on indebtedness	28,055	30,925
Share-based compensation expense related to equity classified awards	37,802	36,585
Deferred income taxes	117,223	192,736
Provision for doubtful accounts	38,857	43,872
Excess tax benefit on share-based awards	(21,292)	(7,901)
Changes in other assets and liabilities	(85,290)	(150,185)
Net cash provided by operating activities	1,108,802	1,158,986

Cash flows from investing activities:
Capital expenditures	(809,243)	(574,478)
Proceeds (payments) related to sale of equipment, net of costs of disposal	1,371	(1,242)
Payments for acquisitions, net	-	(7,776)
Decrease in investment securities and other investments	-	30
Decrease in restricted cash	1,147	-
Additions to other intangible assets	(3,813)	(10,500)
Net cash used in investing activities	(810,538)	(593,966)

Cash flows from financing activities:
Proceeds from credit facility debt	-	605,000
Repayment of credit facility debt	(225,916)	(168,089)
Repayment and repurchase of senior notes, including tender premiums and fees	(503,924)	(390,696)
Proceeds from collateralized indebtedness	248,388	246,464
Repayment of collateralized indebtedness and related derivative contracts	(218,754)	(210,584)
Capital contributions from Cablevision	735,000	-
Distributions to Cablevision	(554,564)	(744,536)
Excess tax benefit on share-based awards	21,292	7,901
Principal payments on capital lease obligations	(7,886)	(2,567)
Additions to deferred financing costs	(738)	(440)
Distributions to noncontrolling interests, net	(1,396)	(1,127)
Net cash used in financing activities	(508,498)	(658,674)
Net decrease in cash and cash equivalents from continuing operations	(210,234)	(93,654)

Cash flows of discontinued operations:
Net cash provided by (used in) operating activities	(72)	131,158
Net cash used in investing activities	-	(4,086)
Net cash provided by financing activities	-	2,857
Effect of change in cash related to discontinued operations	-	(117,877)
Net increase (decrease) in cash and cash equivalents from discontinued operations	(72)	12,052
Cash and cash equivalents at beginning of year	611,054	266,914
Cash and cash equivalents at end of period	$400,748	$185,312

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

On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks Inc. ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by the Company's Rainbow segment (the "AMC Networks Distribution").  As a result of the AMC Networks Distribution, the Company no longer consolidates the financial results of AMC Networks for the purpose of its own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's condensed consolidated financial statements as discontinued operations for the nine months ended September 30, 2011.  Accounts payable to and advances to AMC Networks that were previously eliminated in consolidation are now presented as amounts due to affiliates or amounts due from affiliates on the Company's condensed consolidated balance sheets.

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

The financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $2,891,173 of senior notes outstanding at September 30, 2012 (excluding the $753,717 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet and CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, and income tax expense.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, which is eliminated in Cablevision's results of operations.

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

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  ASU No. 2011-08 is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary.  Under the amended rule, a company will not be required to calculate the fair value of a business that contains recorded goodwill unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that business is less than its book value. If such a decline in fair value is deemed more likely than not to have occurred, then the quantitative goodwill impairment test that exists under current GAAP must be completed; otherwise, goodwill is deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business).  The amended goodwill impairment guidance does not affect the manner in which a company estimates fair value.  ASU No. 2011-08 was effective for the Company on January 1, 2012 and the Company adopted this guidance in connection with its annual goodwill impairment test performed in the first quarter of 2012.  The adoption of ASU No. 2011-08 had no impact on the financial statements of the Company as of September 30, 2012.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU No. 2011-04 provides amendments to Topic 820 that change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  Provisions of the amendment include a requirement that for recurring Level III fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements.  In addition, for items not carried at fair value but for which fair value is disclosed, entities are required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  The adoption of ASU No. 2011-04 by the Company on January 1, 2012 had no impact on the Company's fair value measurements, financial position, results of operations or cash flows, however additional disclosures are included in Note 10.

Reclassifications

Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 presentation.

NOTE 3.	DIVIDENDS

During the nine months ended September 30, 2012, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its Cablevision NY Group ("CNYG") Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend Per Share	Record Date	Payment Date

February 22, 2012	$0.15	March 9, 2012	March 30, 2012
May 1, 2012	$0.15	May 17, 2012	June 1, 2012
August 1, 2012	$0.15	August 14, 2012	September 4, 2012

Cablevision paid dividends aggregating $125,228 during the nine months ended September 30, 2012, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of September 30, 2012, up to approximately $4,998 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the nine months ended September 30, 2012, CSC Holdings made equity distribution payments to Cablevision aggregating $554,564.  These distribution payments were funded from cash on hand and cash from operations.  The proceeds were used to fund:

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

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011 is as follows:

	Nine Months	Three Months	Nine Months
	Ended September 30, 2012	Ended September 30, 2011
	(in thousands)

Basic weighted average shares outstanding	263,570	275,145	278,498

Effect of dilution:
Stock options	2,691	3,485	3,385
Restricted stock awards	2,443	5,483	5,254
Diluted weighted average shares outstanding	268,704	284,113	287,137

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period and certain restricted shares) totaling approximately 1,249,000 shares (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the nine months ended September 30, 2012.  For the three and nine months ended September 30, 2011, anti-dilutive shares totaling approximately 100,000 and 41,145 shares (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding, respectively.  In addition, approximately 756,000 restricted shares for the nine months ended September 30, 2012, and 308,900 and 913,400 for the three and nine months ended September 30, 2011, and approximately 12,222,000 options for the nine months ended September 30, 2012, issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding for the respective periods, as the performance criteria on these awards have not yet been satisfied.

Since Cablevision generated a loss from continuing operations for the three months ended September 30, 2012, the outstanding common stock equivalents were excluded from the computation of net loss per share as the impact would have been anti-dilutive.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.	GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three and nine months ended September 30, 2012 and 2011, the amount of franchise fees included as a component of net revenue aggregated $36,375 and $109,703 and $36,756 and $110,716, respectively.

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

During the nine months ended September 30, 2012 and 2011, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Nine Months Ended September 30,
	2012	2011
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Continuing Operations:
Capital lease obligations	$27,542	$5,081
Intangible asset obligations	1,766	7,617
Satisfaction and discharge of debt with AMC Networks debt	-	1,250,000
Distribution of AMC Networks (Cablevision)	-	1,103,553
Distribution of AMC Networks (CSC Holdings)	-	1,177,782
Property and equipment accrued but unpaid	35,789	25,408

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	2,434	3,332

Supplemental Data:
Continuing Operations:
Cash interest paid (Cablevision)	535,757	533,999
Cash interest paid (CSC Holdings)	407,984	406,221
Income taxes paid, net (Cablevision)	8,189	28,036
Income taxes paid, net (CSC Holdings)	8,208	28,036
Discontinued Operations:
Cash interest paid (Cablevision and CSC Holdings)	-	51,629
Income taxes paid, net (Cablevision and CSC Holdings)	-	5,573

NOTE 7.	DISCONTINUED OPERATIONS

On June 30, 2011, the Company completed the AMC Networks Distribution (see Note 1).  As a result, the operating results of the Company's Rainbow segment through the date of the AMC Networks Distribution, as well as transaction costs, have been classified in the condensed consolidated statements of operations as discontinued operations through the distribution date.  Operating results of discontinued operations for the nine months ended September 30, 2011 are summarized below:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Nine Months Ended September 30, 2011

Revenues, net of eliminations	$551,480

Income before income taxes	$115,015
Income tax expense(a)	(61,392)
Income from discontinued operations, net of income taxes	$53,623

(a)
In connection with the AMC Networks Distribution, the Company recorded income tax expense of $6,406 resulting from the non-deductibility of certain transaction costs and $3,969 resulting from the recognition of a deferred tax gain.

AMC Networks' results of operations reported on a stand-alone basis will differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

NOTE 8.	DEBT

Issuance of Debt Securities

Cablevision 5-7/8% Senior Notes Due 2022

In September 2012, Cablevision issued $750,000 aggregate principal amount of 5-7/8% senior notes due September 15, 2022 (the "2022 Notes") in a registered public offering.  The 2022 Notes are senior unsecured obligations and rank equally in right of payment with all of Cablevision's other existing and future unsecured and unsubordinated indebtedness.  Cablevision may redeem all or a portion of the 2022 Notes at any time at a price equal to 100% of the principal amount of the 2022 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  In September 2012, Cablevision contributed the net proceeds of approximately $735,000 from the issuance of the 2022 Notes to CSC Holdings, and CSC Holdings used those proceeds to (i) repurchase a portion of the 8-1/2% CSC Holdings Senior Notes Due June 2015 ("June 2015 Notes") and a portion of the 8-1/2% CSC Holdings Senior Notes Due April 2014 ("April 2014 Notes") in the tender offers commenced in September 2012 discussed below, (ii) make a $150,000 pre-payment on the CSC Holdings Term B-2 extended loan facility, and (iii) for general corporate purposes.  In connection with the issuance of the 2022 Notes, Cablevision incurred deferred financing costs of approximately $16,563, which are being amortized to interest expense over the term of the 2022 Notes.

Tender Offers for Debt (tender prices, premiums and principal amounts per note in dollars)

CSC Holdings

In September 2012, CSC Holdings commenced a cash tender offer for (1) its outstanding $120,543 aggregate principal amount of June 2015 Notes for total consideration of $1,046.25 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes and (2) its outstanding $575,633 aggregate principal amount of April 2014 Notes for total consideration of $1,113 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,083 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.  Holders that tendered their securities by September 26, 2012 ("Early Tender Date") received the total consideration.  Holders who tendered their securities after such time and by the October 11, 2012 expiration date ("Tender Expiration Date") received the tender offer consideration, which is the total consideration less the early tender premium.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The aggregate principal amount of the June 2015 Notes and April 2014 Notes that were tendered and repurchased on September 27, 2012 amounted to $29,000 and $370,696, respectively.  There were no additional securities tendered between the Early Tender Date and the Tender Expiration Date.  The tender premiums associated with the repurchase of the June 2015 Notes and April 2014 Notes of approximately $43,231, along with other transaction costs of approximately $500, have been recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012.  In addition, unamortized deferred financing costs and discounts related to these notes aggregating approximately $16,997 were written-off in the quarter ended September 30, 2012.

NOTE 9.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

To manage interest rate risk, the Company has historically entered into interest rate swap contracts to adjust the proportion of total debt subject to variable interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates.  The Company does not enter into interest rate swap contracts for speculative or trading purposes.

During the nine months ended September 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.

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

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at September 30, 2012 and December 31, 2011:

		Asset Derivatives		Liability Derivatives
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value at September 30, 2012	Fair Value at December 31, 2011	Fair Value at September 30, 2012	Fair Value at December 31, 2011

Interest rate swap contracts	Current derivative contracts	$-	$-	$-	$55,383

Prepaid forward contracts	Current derivative contracts	-	-	91,863	19,840

Prepaid forward contracts	Long-term derivative contracts	6,157	18,617	32,492	3,141

Total derivative contracts		$6,157	$18,617	$124,355	$78,364

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following represents the impact and location of the Company's derivative instruments within the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011:

Derivatives Not		Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
Designated as Hedging	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Instruments	Recognized	2012	2011	2012	2011

Interest rate swap contracts	Gain (loss) on interest rate swap contracts, net	$-	$1,173	$(1,828)	$(8,513)

Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	(57,082)	81,737	(184,413)	38,856
Total derivative contracts		$(57,082)	$82,910	$(186,241)	$30,343

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the nine months ended September 30, 2012.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	8,069,934

Collateralized indebtedness settled	$(148,175)
Derivative contracts settled	(70,579)
(218,754)
Proceeds from new monetization contracts	248,388
Net cash receipt	$29,634

NOTE 10.	FAIR VALUE MEASUREMENT

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

At September 30, 2012:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$395,564	$-	$-	$395,564
Investment securities	128	-	-	128
Investment securities pledged as collateral	768,254	-	-	768,254
Prepaid forward contracts	-	6,157	-	6,157

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	124,355	-	124,355

At December 31, 2011:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$556,853	$-	$-	$556,853
Restricted money market funds	27,920	-	-	27,920
Investment securities	113	-	-	113
Investment securities pledged as collateral	509,234	-	-	509,234
Prepaid forward contracts	-	18,617	-	18,617

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	22,981	-	22,981
Interest rate swap contracts	-	55,383	-	55,383

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

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		September 30, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level I	$753,717	$836,738

Debt instruments:
Credit facility debt(b)	Level II	$4,959,037	$4,968,643
Collateralized indebtedness	Level II	556,151	550,153
Senior notes and debentures	Level I	2,844,859	3,243,409
Notes payable	Level II	13,011	13,011
CSC Holdings total debt instruments		8,373,058	8,775,216

Cablevision senior notes	Level I	2,891,173	3,180,625
Cablevision total debt instruments		$11,264,231	$11,955,841

	December 31, 2011
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$802,268

Debt instruments:
Credit facility debt(b)	$5,184,194	$5,198,987
Collateralized indebtedness	455,938	446,660
Senior notes and debentures	3,279,694	3,627,852
Notes payable	29,227	29,227
CSC Holdings total debt instruments	8,949,053	9,302,726

Cablevision senior notes	2,166,966	2,355,160
Cablevision total debt instruments	$11,116,019	$11,657,886

(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The carrying value of the Company's credit facility debt, the substantial portion of which bears interest at variable rates, approximates its fair value.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 11.	INCOME TAXES

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

Cablevision

Cablevision recorded income tax expense of $4,682 for the three months ended September 30, 2012.  In the third quarter of 2012, Cablevision recorded tax expense of $2,405 resulting from a change in the rates used to measure deferred taxes and tax expense of $709 resulting from an increase in the valuation allowance relating to state net operating loss carry forwards.  Nondeductible expenses resulted in tax expense of $1,235.  Absent these items, the effective tax rate for the three months ended September 30, 2012 is 41%.

Cablevision recorded income tax expense of $80,128 for the nine months ended September 30, 2012, reflecting an effective tax rate of 41%.

Cablevision recorded income tax expense of $35,297 and $147,676 for the three and nine months ended September 30, 2011, respectively, reflecting an effective tax rate of 47% and 45%, respectively. The effective tax rate reflected the impact of nondeductible expenses and state tax expense.

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly. Cablevision's federal net operating loss carry forward as of September 30, 2012 was approximately $1,800,000.

CSC Holdings

CSC Holdings recorded income tax expense of $27,144 and $153,519 for the three and nine months ended September 30, 2012, respectively, reflecting an effective tax rate of 44% and 41%, respectively.

CSC Holdings recorded income tax expense of $62,123 and $231,237 for the three and nine months ended September 30, 2011, respectively, reflecting an effective tax rate of 46% in both periods.  The effective tax rate reflected the impact of nondeductible expenses and state tax expense.

As of September 30, 2012, on a stand-alone basis, CSC Holdings had consolidated federal net operating loss carry forwards of approximately $190,000, solely related to excess tax benefits that have not yet been realized, primarily 'windfall' deductions on share-based awards.  On a stand-alone basis CSC Holdings realized an excess tax benefit of $21,292 during the nine months ended September 30, 2012.  Such excess tax benefit resulted in an increase to other member's equity.  Subsequent to the utilization of CSC Holdings' net operating loss and tax credit carry forwards, obligations to Cablevision pursuant to the tax allocation policy will increase significantly.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 12.	EQUITY PLANS

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following table summarizes activity relating to Company employees who held Cablevision stock options for the nine months ended September 30, 2012:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Based Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2011	5,440,662	403,200	$8.27	3.37	$35,607
Granted	-	12,783,000	13.93
Exercised	(1,156,033)	-	6.37
Forfeited/Expired	(14,671)	(560,400)	13.96

Balance, September 30, 2012	4,269,958	12,625,800	$12.48	7.57	$57,334

Options exercisable at September 30, 2012	4,069,958	403,200	$8.28	2.52	$33,866

Options expected to vest in the future	200,000	11,401,034	$14.00	9.38	$21,890

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on September 30, 2012 or December 31, 2011, as indicated, and September 30, 2012 in the case of options exercisable and options expected to vest in the future.

In addition, the following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision stock options for the nine months ended September 30, 2012:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Based Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2011	753,908	32,400	$7.97	3.10	$4,933
Exercised	(50,506)	-	7.49
Forfeited	(6,100)	-	14.98

Balance, September 30, 2012	697,302	32,400	$7.94	2.49	$5,774

Options exercisable at September 30, 2012	697,302	32,400	$7.94	2.49	$5,774

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on September 30, 2012 or December 31, 2011, as indicated, and September 30, 2012 in the case of options exercisable.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the nine months ended September 30, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2011	4,768,482	540,700	$13.89
Granted	2,246,330	756,400	14.31
Vested	(2,598,817)	-	6.28
Awards forfeited	(390,160)	-	18.39

Unvested award balance, September 30, 2012	4,025,835	1,297,100	$17.50

The following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision restricted shares for the nine months ended September 30, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2011	2,086,450	-	$9.37
Vested	(1,529,590)	-	6.33
Awards forfeited	(35,780)	-	17.72

Unvested award balance, September 30, 2012	521,080	-	$17.70

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

During the nine months ended September 30, 2012, 4,128,407 Cablevision restricted shares issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,387,811 of these shares, with an aggregate value of $19,831, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Cable Operations Litigation

Brantley, et al. v. NBC Universal, Inc., et al.:  On September 20, 2007, individual cable and satellite subscribers, purportedly on behalf of a nationwide class of cable and satellite subscribers, filed an antitrust lawsuit in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint, as amended, alleges that the defendants violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a "bundled" basis and by offering programming in packaged tiers rather than on an "à la carte" basis.  Plaintiffs seek unspecified treble monetary damages and injunctive relief.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the District Court granted the defendants' motions and dismissed the third amended complaint with prejudice for failure to plead foreclosure of any non-defendant programmers, which the Court held to be a necessary element of the alleged antitrust injury.  On April 19, 2010, plaintiffs filed an appeal to the United States Court of Appeals for the Ninth Circuit.  On March 30, 2012, the Ninth Circuit affirmed the District Court's dismissal of the case.  On April 10, 2012, plaintiffs filed petitions for rehearing which the Ninth Circuit denied on May 4, 2012.  On August 2, 2012, plaintiffs filed a petition seeking leave to appeal to the U.S. Supreme Court. On November 5, 2012, the U.S. Supreme Court denied the petition. Plaintiffs have until November 30, 2012 to seek rehearing of the order.

Marchese, et al. v. Cablevision Systems Corporation and CSC Holdings, LLC: The Company is a defendant in a lawsuit filed in the U.S. District Court for the District of New Jersey by several present and former Cablevision subscribers, purportedly on behalf of a class of iO video subscribers in New Jersey, Connecticut and New York.  After three versions of the complaint were dismissed without prejudice by the District Court, plaintiffs filed their third amended complaint on August 22, 2011, alleging that the Company violated Section 1 of the Sherman Antitrust Act by allegedly tying the sale of interactive services offered as part of iO television packages to the rental and use of set-top boxes distributed by Cablevision, and violated Section 2 of the Sherman Antitrust Act by allegedly seeking to monopolize the distribution of Cablevision compatible set-top boxes.  Plaintiffs seek unspecified treble monetary damages, attorney's fees, as well as injunctive and declaratory relief.  On September 23, 2011, the Company filed a motion to dismiss the third amended complaint.  On January 10, 2012, the District Court issued a decision dismissing with prejudice the Section 2 monopolization claim, but allowing the Section 1 tying claim and related state common law claims to proceed.  Cablevision's answer to the third amended complaint was filed on February 13, 2012.  Discovery is proceeding.  The Company believes that these claims are without merit and intends to defend this lawsuit vigorously, but is unable to predict the outcome of the lawsuit or reasonably estimate a range of possible loss.

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees.  On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims which were dismissed.  On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract.  The Company's answer was filed on May 2, 2012. On October 10, 2012, plaintiffs filed a motion for class certification.  The Company's brief in opposition to the motion is due on January 4, 2013.  On October 19, 2012, plaintiffs obtained leave of the Court to file a motion for partial summary judgment by November 19, 2012. Discovery is also proceeding. The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Livingston v. Cablevision Systems Corporation, et al.:  On January 26, 2012, a securities lawsuit was filed in the U.S. District Court for the Eastern District of New York against Cablevision and certain current and former officers, by a Cablevision shareholder, purportedly on behalf of a class of individuals who purchased Cablevision common stock between February 16, 2011, and October 28, 2011.  The complaint alleges that Cablevision and the individual defendants violated Section 10(b) of the Securities Exchange Act by allegedly issuing materially false and misleading statements regarding (i) the Company's customer retention and advertising costs, and (ii) the Company's loss of video customers, especially in the New York area.  The complaint also alleges that the individual defendants violated Section 20(a) of the Securities Exchange Act for the same alleged conduct.  Plaintiff seeks unspecified monetary damages, attorneys' fees, and equitable relief.  On March 26, 2012, the Iron Workers Local No. 25 Pension Fund and the Alaska Electrical Pension Fund submitted a joint application to serve as lead plaintiffs.  The Court granted the application on April 13, 2012. On June 29, 2012, the lead plaintiffs filed an amended complaint.  On October 11, 2012, the Court issued a ruling permitting the filing of a motion to dismiss and setting a briefing schedule.  In accordance with that schedule, on October 18, 2012, defendants served on plaintiffs a motion to dismiss. The Court's schedule provides for the motion to be fully briefed by February 1, 2013. The Company believes that these claims are without merit, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

DISH Network Contract Dispute

In 2005, subsidiaries of the Company (now subsidiaries of AMC Networks) entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC ("VOOM HD") and EchoStar Satellite LLC (the predecessor to DISH Network, LLC ("DISH Network")) agreed to distribute VOOM on DISH Network for a 15-year term.  The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances.  On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD's motion for a preliminary injunction.  On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network's improper termination of the affiliation agreement.  On June 24, 2008, DISH Network answered VOOM HD's amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement.  On July 14, 2008, VOOM HD replied to DISH Network's counterclaims.  The Company believes that the counterclaims asserted by DISH Network are without merit.  VOOM HD and DISH Network each filed cross-motions for summary judgment.  In November 2010, the Court denied both parties' cross-motions for summary judgment, but granted VOOM HD's motion for sanctions based on DISH Network's spoliation of evidence as well as its motion to exclude DISH Network's principal damages expert.  DISH Network appealed these latter two rulings.  On January 31, 2012, the Appellate Division of the New York Supreme Court issued a decision affirming (i) the trial court's finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court's decision to exclude DISH Network's damages expert.  On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order.  On April 26, 2012, the Appellate Division denied the motion, thereby precluding any further appeal of the trial court rulings.  The stay of the pending trial court proceedings was lifted on May 1, 2012, and a jury trial commenced on September 28, 2012.  On October 21, 2012, prior to the conclusion of the trial, the parties entered into a settlement.  See Note 17 for a discussion of the terms of the settlement.  On October 24, 2012, the parties filed a joint stipulation of discontinuance, thereby dismissing the lawsuit with prejudice.

In connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (the "AMC Parties") have entered into an agreement (the "VOOM Litigation Agreement") which provides that from and after the AMC Networks Distribution date, CSC Holdings retains full control over the pending litigation with DISH Network.  Any decision with respect to settlement will be made jointly by CSC Holdings and the AMC Parties.  CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the pending litigation with DISH Network that are received by subsidiaries of AMC Networks from VOOM HD.  CSC Holdings and the AMC Parties will also bear equally the legal fees and expenses once such costs reach an agreed-upon threshold, which occurred in the third quarter of 2012.

Tax Disputes

The Company was under examination by the New York State Department of Taxation and Finance ("NYS") for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded its audit and issued a proposed assessment ("Notice") totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount did not include any amounts which could have been assessed for periods subsequent to November 2007, including additional interest and penalties.  The principal audit issue was the amount of Optimum Voice revenue that should be subject to tax.  The Company has collected and remitted, and continues to collect and remit, sales tax on more than 75% of its VoIP revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and the Company's reasonable calculation of subscriber interstate and international usage.  NYS had asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  In April 2012, the Company reached an agreement in principle with NYS to settle the Notice and all other sales tax matters relating to the Optimum Voice business for the period June 1, 2006 through November 30, 2011, for $11,571 (the "NYS Settlement").  This settlement was amended to include the period December 1, 2011 through February 29, 2012 and was finalized in a written agreement dated May 24, 2012.  Beginning in 2006, the Company recognized reserves for certain New York State sales tax matters relating to the Optimum Voice business but unrelated to the Notice, which amounted to $8,598 as of December 31, 2011.  Accordingly, as a result of the NYS Settlement, the Company recognized a net incremental expense of $2,973 in the nine months ended September 30, 2012.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, the cable and telephone businesses of Bresnan Cable, an indirect wholly-owned subsidiary of CSC Holdings, have been taxed separately by the MT DOR.  In 2010, MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable filed a declaratory judgment action against the MT DOR in Montana State Court challenging its property tax classifications for 2007 through 2010.  Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment.  In accordance with that law, Bresnan Cable paid the disputed 2010 property tax assessment of $5,384 under protest, which Bresnan Cable expensed when the payments were made.  In the fourth quarter of 2011, Bresnan Cable paid and expensed the first half of the 2011 protest assessment of $5,456, and in the three months ended June 30, 2012, Bresnan Cable paid and expensed the second half of the 2011 protest assessment of $5,456, which is included in technical and operating expense.  No provision for additional tax for 2007 through 2009, which could be up to approximately $15,000, including interest, has been made.  On September 26, 2011, the Court granted Bresnan Cable's summary judgment motion seeking to vacate the MT DOR's retroactive tax assessments for the years 2007, 2008, and 2009.  The MT DOR's assessment for 2010 was the subject of a trial which took place the week of October 24, 2011, in Billings, Montana.  On July 6, 2012, the Court entered judgment in favor of Bresnan Cable, ruling that the MT DOR's 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the MT DOR refund the amounts paid by Bresnan Cable under protest, plus interest and certain costs.  On September 20, 2012, the MT DOR filed a notice of appeal to the Montana Supreme Court.  The judgment is not final until it is affirmed on appeal.  Pending entry of a final judgment, the MT DOR continues to hold Bresnan Cable's protest payments for 2010 ($5,384) and 2011 ($10,912) in escrow and continues to assess Bresnan Cable as a single telephone business for 2012.  Bresnan Cable will likely be required to make additional protest payments until a final judgment is entered and applied to subsequent assessments.  The first half of the 2012 protest assessment, which is expected to be approximately $4,600, is due November 30, 2012, and the second half is due May 31, 2013.

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

NOTE 14.	SEGMENT INFORMATION

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Information as to the operations of the Company's reportable business segments is set forth below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net from continuing operations
Telecommunications Services	$1,587,214	$1,562,395	$4,742,545	$4,699,572
Other	103,561	108,996	315,549	326,983
Inter-segment eliminations(a)	(5,332)	(5,601)	(16,606)	(16,960)
	$1,685,443	$1,665,790	$5,041,488	$5,009,595

Inter-segment revenues
Telecommunications Services	$511	$490	$1,580	$1,505
Other	4,821	5,111	15,026	15,455
	$5,332	$5,601	$16,606	$16,960

Adjusted operating cash flow (deficit) from continuing operations
Telecommunications Services	$554,769	$583,987	$1,701,992	$1,823,775
Other	(50,952)	(44,682)	(152,298)	(155,499)
	$503,817	$539,305	$1,549,694	$1,668,276

Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(251,058)	$(242,246)	$(727,980)	$(704,686)
Other	(18,873)	(14,299)	(53,701)	(44,647)
	$(269,931)	$(256,545)	$(781,681)	$(749,333)
Share-based compensation expense included in continuing operations
Telecommunications Services	$(10,612)	$(8,219)	$(29,578)	$(25,617)
Other	(3,134)	(2,111)	(8,283)	(10,592)
	$(13,746)	$(10,330)	$(37,861)	$(36,209)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Restructuring credits (expense) included in continuing operations
Telecommunications Services	$-	$-	$-	$-
Other	(330)	(27)	61	(292)
	$(330)	$(27)	$61	$(292)

Operating income (loss) from continuing operations
Telecommunications Services	$293,099	$333,522	$944,434	$1,093,472
Other	(73,289)	(61,119)	(214,221)	(211,030)
	$219,810	$272,403	$730,213	$882,442

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to the Company's Telecommunications Services segment.

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(a)	2012	2011(a)
Operating income for reportable segments	$219,810	$272,403	$730,213	$882,442

Items excluded from operating income:
CSC Holdings interest expense	(137,144)	(136,683)	(409,380)	(424,635)
CSC Holdings interest income	170	265	692	525
CSC Holdings intercompany interest income	14,770	14,770	44,309	44,309
Gain (loss) on investments, net	81,619	(95,362)	259,057	(22,978)
Gain (loss) on equity derivative contracts, net	(57,082)	81,737	(184,413)	38,856
Gain (loss) on interest rate swap contracts, net	-	1,173	(1,828)	(8,513)
Loss on extinguishment of debt and write-off of deferred financing costs	(61,052)	(3,027)	(61,052)	(3,027)
Miscellaneous, net	474	275	1,279	730
CSC Holdings income from continuing operations before income taxes	61,565	135,551	378,877	507,709
Cablevision interest expense	(45,995)	(45,882)	(137,457)	(137,579)
Intercompany interest expense	(14,770)	(14,770)	(44,309)	(44,309)
Cablevision interest income	18	2	46	12
Cablevision income from continuing operations before income taxes	$818	$74,901	$197,157	$325,833

(a)	Includes costs historically allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the Company's capital expenditures by reportable segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital expenditures
Telecommunications Services	$287,772	$218,087	$776,242	$543,660
Other	9,002	11,093	33,001	30,818
	$296,774	$229,180	$809,243	$574,478

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

NOTE 15.	RELATED PARTY TRANSACTIONS

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

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(a)	2012	2011(a)

Revenues, net	$870	$1,142	$4,391	$3,315

Operating expenses (credits):
Technical expenses, net of credits(b)	$46,476	$45,075	$138,781	$134,330

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	324	(1,796)	(2,796)	(6,309)
Health and welfare plan allocations	-	(2,564)	-	(7,191)
Risk management and general insurance allocations	-	-	-	(836)
Other	788	817	3,440	623
Selling, general and administrative expense (credits), subtotal	1,112	(3,543)	644	(13,713)

Operating expenses, net	47,588	41,532	139,425	120,617

Net charges	$46,718	$40,390	$135,034	$117,302

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

NOTE 16.	OTHER MATTERS

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  In May 2012, Cablevision's Board of Directors authorized the repurchase of up to another $500,000 of CNYG Class A common stock giving the Company the ability to repurchase up to a total of $1,500,000 of CNYG Class A common stock since inception of the program. Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand, cash from operations, and/or borrowings under CSC Holdings' extended revolving loan facility, which would be distributed to Cablevision.

For the nine months ended September 30, 2012, Cablevision repurchased an aggregate of 13,596,687 shares for a total cost of $188,600, including commissions of $136.  Since inception through September 30, 2012, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,677, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of September 30, 2012, the Company had $455,323 of availability remaining under its stock repurchase authorizations.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

Issuance of CSC Holdings Membership Interests

In September 2012, CSC Holdings issued 3,198,729 membership interests to Cablevision in connection with Cablevision's $735,000 cash contribution to CSC Holdings.  Such contribution was funded by the net proceeds from senior notes issued in September 2012 (see Note 8).

NOTE 17.	SUBSEQUENT EVENTS

Newsday LLC Credit Facility

On October 12, 2012, Newsday LLC entered into a new senior secured credit agreement (the "New Credit Agreement"), the proceeds of which were used to repay all amounts outstanding under its existing credit agreement dated as of July 29, 2008.  The New Credit Agreement consists of $650,000 of floating rate term loans which mature on October 12, 2016.  Interest under the New Credit Agreement is calculated, at the election of Newsday LLC, at either the base rate or the eurodollar rate, plus 2.50% or 3.50%, respectively, as specified in the New Credit Agreement.  Borrowings by Newsday LLC under the New Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday LLC on a senior secured basis.  The New Credit Agreement is secured by a lien on the assets of Newsday LLC and Cablevision senior notes with an aggregate principal amount of $753,717 owned by Newsday Holdings.

The principal financial covenant for the New Credit Agreement is a minimum liquidity test of $25,000, which is tested bi-annually on June 30 and December 31.  The New Credit Agreement also contains customary affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness, investments and restricted payments.  Certain of the covenants applicable to CSC Holdings under the New Credit Agreement are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

As a result of the refinancing, the condensed consolidated balance sheets of Cablevision and CSC Holdings as of September 30, 2012 reflect a reclassification of $640,000 of credit facility debt due in 2013 from a current liability to a long-term liability.

Litigation Settlement

On October 21, 2012, the Company and AMC Networks settled the litigation with DISH Network relating to VOOM HD (see Note 13). The terms of the settlement provided for the following, among other things:

•
DISH Network paid a cash settlement of $700,000 to an account for the benefit of the Company and AMC Networks, $80,000 of which was in consideration for the purchase by DISH Network of the Company's multichannel video and data distribution service (“MVDDS”) spectrum licenses in 45 metropolitan areas in the U.S.;

•
DISH Network entered into a long-term affiliation agreement with subsidiaries of AMC Networks to carry on its satellite service AMC, IFC, the Sundance Channel and WE tv, and with a subsidiary of The Madison Square Garden Company to carry Fuse; and

•	An affiliate of DISH Network conveyed its 20% membership interest in VOOM HD to Rainbow Programming Holdings, LLC, such that all of the cash settlement remains with the Company and the AMC Parties.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(In thousands, except share and per share amounts)
(Unaudited)

The allocation of the settlement proceeds between the Company and the AMC Parties will be determined pursuant to the VOOM Litigation Agreement (see Note 13).

Cablevision Dividend

On October 24, 2012, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on November 28, 2012 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of November 7, 2012.

Storm Impact

On October 29, 2012, Hurricane Sandy made landfall in the Company’s New York Metropolitan service area, resulting in widespread power outages and service disruptions for a substantial number of the Company’s customers, as well as damage to certain portions of its cable network.  The Company is in the process of assessing the damage and working to restore service and is currently unable to estimate the financial impact, which may be significant.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per subscriber, per unit, share, per share data and tender prices per note, included in the following discussion under this Item 2 are presented in thousands.

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

On June 30, 2011, we distributed to our stockholders all of the outstanding common stock of AMC Networks Inc. ("AMC Networks"), a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by our Rainbow segment (the "AMC Networks Distribution").

As a result of the AMC Networks Distribution, we no longer consolidate the financial results of AMC Networks for the purpose of our own financial reporting and the historical financial results of AMC Networks have been reflected in our condensed consolidated financial statements as discontinued operations for the nine months ended September 30, 2011.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 94% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2012, derives revenues principally through monthly charges to subscribers of our video, high-speed data and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations.  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to continue to increase primarily as a result of contractual rate increases and additional service offerings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

In late 2011 and early 2012, we began implementing a strategy in our New York metropolitan service area designed to enhance our products and services with a focus on retention and acquisition of subscribers.  Consistent with this strategy, we have not implemented a residential rate increase in 2012 and have extended the term of certain promotional offers.  As a result, our revenue growth for the three and nine months ended September 30, 2012 was negatively impacted.  Additionally, we have experienced a significant increase in our level of capital expenditures and an increase in our operating expenses in the three and nine months ended September 30, 2012.  As we continue to execute our strategy, we expect this level of investment to increase and our operating results to be negatively impacted.  See "Liquidity and Capital Resources – Capital Expenditures" for additional information regarding our capital expenditures.

Since 2011, in our New York metropolitan service area, we have offered a free Optimum App, which was first made available for the iPad, iPod Touch and iPhone, and more recently, for laptops and the Kindle, which allows our cable television customers to experience our digital service on their device in the home.  While most programmers did not object to the inclusion of their programming in the in-home application, at the time we launched the Optimum App, certain programmers asserted that the Optimum App was a material breach of their affiliation agreements and a copyright violation yielding statutory damages.  We have reached satisfactory resolution of the issues with these programmers.

Our cable television service, which accounted for 53% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2012, faces competition from video service provided by incumbent telephone companies, DBS service providers and others.  As discussed in greater detail below, we face intense competition in our New York metropolitan service area from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which offer video programming in addition to their voice and high-speed Internet access services.  To the extent the incumbent telephone companies, which have financial resources that exceed ours, continue to offer promotional packages at prices lower than ours, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed data service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our New York metropolitan service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our New York metropolitan service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon passes approximately half of the households in our New York metropolitan service area.  Verizon's passings in our service area are difficult to assess because they are based upon visual inspections and other limited estimating techniques, and therefore our estimate serves only as an approximation.  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.

Our high-speed data services business, which accounted for 21% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2012, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T in our New York metropolitan service area and CenturyLink in our cable television systems in Montana, Wyoming, Colorado and Utah (the "Optimum West service area").  Due to our high penetration in our New York metropolitan service area (55.9% of serviceable passings at September 30, 2012) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our VoIP offering, which accounted for 14% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2012, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T in our New York metropolitan service area and CenturyLink in our Optimum West service area.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico and the U.S. Virgin Islands) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Due to our high penetration in the New York metropolitan service area (45.8% of serviceable passings at September 30, 2012) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2012.

Optimum Lightpath, which operates in our New York metropolitan service area accounted for 4% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2012.  Optimum Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Optimum Lightpath business may be negatively impacted.  The trend in business communications has been shifting from wired products to wireless products.  This trend could also negatively impact the future growth of Optimum Lightpath if it were to accelerate.

Other

Our Other segment, which accounted for 6% of our consolidated revenues, net of inter-segment eliminations, for the nine months ended September 30, 2012, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theatre business, Clearview Cinemas, (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities, (v) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the nine months ended September 30, 2012, advertising revenues accounted for 70% and circulation revenues accounted for 29% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday at the newsstand or through local retail outlets.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  For the three and nine months ended September 30, 2012, Newsday experienced a decline of $3,482 (7%) and $8,085 (5%), respectively, in advertising revenues as compared to the comparable period in 2011.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

As filed with the Audit Bureau of Circulation ("ABC") on October 15, 2012 and subject to audit by the ABC, Newsday submitted its most recent Publishers statement which indicated total average circulation for the six months ended September 23, 2012 of approximately 393,000 on weekdays, approximately 382,000 on Saturdays and approximately 472,000 on Sundays.  These circulation figures include digital subscriptions (most of which are free to Cablevision Optimum Online and certain Newsday print subscribers) to Newsday's restricted access website.  These circulation figures include Newsday's total average print circulation of approximately 278,000 on weekdays, approximately 268,000 on Saturdays and approximately 342,000 on Sundays, which represent declines of approximately 4.7%, 3.6%, and 4.3%, respectively, over the comparable prior year period. Circulation revenue for the three and nine months ended September 30, 2012 decreased $514 (2%) and $816 (1%), respectively, as compared to the prior year.  The net decrease in circulation revenue for both the three and nine months ended September 30, 2012 over the prior year is primarily due to lower single copy sales, partially offset by the impact of home delivery subscription price increases.

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

We continue to explore potential strategic alternatives for Clearview.  There is no assurance that we will determine to conclude a transaction for Clearview and we may discontinue our exploration of a potential transaction at any time.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Cablevision Media Sales

Cablevision Media Sales is a cable television advertising company that derives its revenues from the sale of local and regional commercial advertising time on cable television networks in the New York metropolitan area, which offers advertisers the opportunity to target geographic and demographic audiences.

Certain Transactions

On June 30, 2011, Cablevision completed the AMC Networks Distribution.  As a result of the AMC Networks Distribution, we no longer consolidate the financial results of AMC Networks for the purpose of our own financial reporting and the historical financial results of AMC Networks for the nine months ended September 30, 2011 have been reflected in our condensed consolidated financial statements as discontinued operations.

Litigation Settlement

On October 21, 2012, the Company and AMC Networks settled the litigation with DISH Network LLC ("DISH Network") relating to VOOM HD Holdings LLC.  The terms of the settlement provided for the following, among other things:

•
DISH Network paid a cash settlement of $700,000 to an account for the benefit of the Company and AMC Networks, $80,000 of which was in consideration for the purchase by DISH Network of the Company's multichannel video and data distribution service (“MVDDS”) spectrum licenses in 45 metropolitan areas in the U.S.;

•
DISH Network entered into a long-term affiliation agreement with subsidiaries of AMC Networks to carry on its satellite service AMC, IFC, the Sundance Channel and WE tv, and with a subsidiary of The Madison Square Garden Company to carry Fuse; and

•
An affiliate of DISH Network conveyed its 20% membership interest in VOOM HD to Rainbow Programming Holdings LLC, such that all of the cash settlement remains with the Company and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (the "AMC Parties").

The allocation of the settlement proceeds between the Company and the AMC Parties will be determined pursuant to the VOOM Litigation Agreement (see Note 13 to the condensed consolidated financial statements).

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended September 30,
	2012		2011
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,685,443	100%	$1,665,790	100%	$19,653

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	816,253	48	766,205	46	(50,048)
Selling, general and administrative	379,119	22	370,610	22	(8,509)
Restructuring expense	330	-	27	-	(303)
Depreciation and amortization (including impairments)	269,931	16	256,545	15	(13,386)
Operating income	219,810	13	272,403	16	(52,593)
Other income (expense):
Interest expense, net	(182,951)	(11)	(182,298)	(11)	(653)
Gain (loss) on investments, net	81,619	5	(95,362)	(6)	176,981
Gain (loss) on equity derivative contracts, net	(57,082)	(3)	81,737	5	(138,819)
Gain on interest rate swap contracts, net	-	-	1,173	-	(1,173)
Loss on extinguishment of debt and write-off of deferred financing costs	(61,052)	(4)	(3,027)	-	(58,025)
Miscellaneous, net	474	-	275	-	199
Income from continuing operations before income taxes	818	-	74,901	4	(74,083)
Income tax expense	(4,682)	-	(35,297)	(2)	30,615
Income (loss) from continuing operations	(3,864)	-	39,604	2	(43,468)
Income from discontinued operations, net of income taxes	-	-	-	-	-
Net income (loss)	(3,864)	-	39,604	2	(43,468)
Net loss (income) attributable to noncontrolling interests	73	-	(285)	-	358
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$(3,791)	-%	$39,319	2%	$(43,110)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS DATA (Cont'd)

	Nine Months Ended September 30,
	2012		2011
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$5,041,488	100%	$5,009,595	100%	$31,893

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,410,932	48	2,249,921	45	(161,011)
Selling, general and administrative	1,118,723	22	1,127,607	23	8,884
Restructuring expense (credits)	(61)	-	292	-	353
Depreciation and amortization (including impairments)	781,681	16	749,333	15	(32,348)
Operating income	730,213	14	882,442	18	(152,229)
Other income (expense):
Interest expense, net	(546,099)	(11)	(561,677)	(11)	15,578
Gain (loss) on investments, net	259,057	5	(22,978)	-	282,035
Gain (loss) on equity derivative contracts, net	(184,413)	(4)	38,856	1	(223,269)
Loss on interest rate swap contracts, net	(1,828)	-	(8,513)	-	6,685
Loss on extinguishment of debt and write-off of deferred financing costs	(61,052)	(1)	(3,027)	-	(58,025)
Miscellaneous, net	1,279	-	730	-	549
Income from continuing operations before income taxes	197,157	4	325,833	7	(128,676)
Income tax expense	(80,128)	(2)	(147,676)	(3)	67,548
Income from continuing operations	117,029	2	178,157	4	(61,128)
Income from discontinued operations, net of income taxes	-	-	53,623	1	(53,623)
Net income	117,029	2	231,780	5	(114,751)
Net income attributable to noncontrolling interests	(44)	-	(552)	-	508
Net income attributable to Cablevision Systems Corporation stockholders	$116,985	2%	$231,228	5%	$(114,243)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$219,810	$272,403	$(52,593)
Share-based compensation	13,746	10,330	3,416
Depreciation and amortization (including impairments)	269,931	256,545	13,386
Restructuring expense	330	27	303
AOCF	$503,817	$539,305	$(35,488)

	Nine Months Ended September 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$730,213	$882,442	$(152,229)
Share-based compensation	37,861	36,209	1,652
Depreciation and amortization (including impairments)	781,681	749,333	32,348
Restructuring expense (credits)	(61)	292	(353)
AOCF	$1,549,694	$1,668,276	$(118,582)

Comparison of Three and Nine Months Ended September 30, 2012 Versus Three and Nine Months Ended September 30, 2011

Consolidated Results – Cablevision Systems Corporation

We classify our operations into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Optimum Lightpath; and

•
Other, consisting principally of (i) Newsday, (ii) Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales, and (vi) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs previously allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution in June 2011 have been included in continuing operations for the nine months ended September 30, 2011.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Revenues, net for the three and nine months ended September 30, 2012 increased $19,653 (1%) and $31,893 (1%), respectively, as compared to revenues for the three and nine months ended September 30, 2011.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012

Increase in revenues of the Telecommunications Services segment	$24,819	$42,973
Decrease in revenues of the Other segment	(5,435)	(11,434)
Inter-segment eliminations	269	354
	$19,653	$31,893

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $50,048 (7%) and $161,011 (7%), respectively, for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012

Increase in expenses of the Telecommunications Services segment	$49,235	$160,541
Increase in expenses of the Other segment	979	907
Inter-segment eliminations	(166)	(437)
	$50,048	$161,011

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $8,509 (2%) and decreased $8,884 (1%), respectively, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.  The net increase (decrease) is attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012

Increase in expenses of the Telecommunications Services segment	$7,195	$8,176
Increase (decrease) in expenses of the Other segment	879	(17,851)
Inter-segment eliminations	435	791
	$8,509	$(8,884)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Depreciation and amortization (including impairments) increased $13,386 (5%) and $32,348 (4%), respectively, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012

Increase in expenses of the Telecommunications Services segment	$8,812	$23,294
Increase in expenses of the Other segment	4,574	9,054
	$13,386	$32,348

Adjusted operating cash flow decreased $35,488 (7%) and $118,582 (7%), respectively, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012

Decrease in AOCF of the Telecommunications Services segment	$(29,218)	$(121,783)
Increase (decrease) in AOCF of the Other segment	(6,270)	3,201
	$(35,488)	$(118,582)

Interest expense, net increased $653 and decreased $15,578 (3%), respectively, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.  The net changes are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012

Increase (decrease) due to change in average debt balances	$7,543	$(4,146)
Decrease due to lower average interest rates on our indebtedness	(6,947)	(11,687)
Lower (higher) interest income	79	(201)
Other net increases (decreases)	(22)	456
	$653	$(15,578)

See "Liquidity and Capital Resources" discussion below for details regarding our borrower groups.

Gain (loss) on investments, net of $81,619 and $259,057 for the three and nine months ended September 30, 2012, respectively, and $(95,362) and $(22,978), for the three and nine months ended September 30, 2011, respectively, consists primarily of the increase (decrease) in the fair value of Comcast common stock owned by the Company.  The effects of these gains (losses) are partially offset by the (losses) gains on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net of $(57,082) and $(184,413) for the three and nine months ended September 30, 2012, respectively, and $81,737 and $38,856 for the three and nine months ended September 30, 2011, respectively, consists of unrealized and realized losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains (losses) are partially offset by the (losses) gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Gain (loss) on interest rate swap contracts, net amounted to $(1,828) for the nine months ended September 30, 2012, and $1,173 and $(8,513) for the three and nine months ended September 30, 2011, respectively.  During the first half of 2012 and the nine months ended September 30, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.  The gains (losses) on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $61,052 for the three and nine months ended September 30, 2012 and $3,027 for the three and nine months ended September 30, 2011.  The 2012 amount represents payments in excess of the aggregate principal amount to repurchase CSC Holdings senior notes due April 2014 and June 2015 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs and discounts related to such repurchases.  The 2011 amount represents payments in excess of the aggregate principal amount to repurchase a portion of CSC Holdings senior notes due April 2012 and April 2014 and the write-off of unamortized deferred financing costs and discounts related to such repurchases.

Income tax expense amounted to $4,682 and $80,128 for the three and nine months ended September 30, 2012, respectively.  A nontaxable gain at an entity that is consolidated for financial reporting purposes but not for income tax purposes resulted in a tax benefit of $2,889 in the first quarter of 2012.  In the second quarter of 2012, the Company recorded a tax benefit of $1,532 pursuant the settlement of an income tax examination.  In the third quarter of 2012, the Company recorded tax expense of $2,405 resulting from a change in the tax rate used to measure deferred taxes.  The Company recorded tax expense of $709 and $1,608 for the three and nine months ended September 30, 2012, respectively, resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.  Nondeductible expenses resulted in tax expense of $1,235 for the three months ended September 30, 2012.  Absent these items, the effective tax rate for the three months ended September 30, 2012 is 41%.

Income tax expense amounted to $35,297 and $147,676 for the three and nine months ended September 30, 2011, respectively, reflecting an effective tax rate of 47% and 45%, respectively.  The effective tax rate reflected the impact of nondeductible expenses and state tax expense.

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

Income from discontinued operations of $53,623 for the nine months ended September 30, 2011 reflects the net operating results of AMC Networks, including transaction costs, net of income taxes.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Telecommunications Services segment.

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,587,214	100%	$1,562,395	100%	$24,819
Technical and operating expenses (excluding depreciation and amortization shown below)	736,370	46	687,135	44	(49,235)
Selling, general and administrative expenses	306,687	19	299,492	19	(7,195)
Depreciation and amortization	251,058	16	242,246	16	(8,812)
Operating income	$293,099	18%	$333,522	21%	$(40,423)

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$4,742,545	100%	$4,699,572	100%	$42,973
Technical and operating expenses (excluding depreciation and amortization shown below)	2,171,477	46	2,010,936	43	(160,541)
Selling, general and administrative expenses	898,654	19	890,478	19	(8,176)
Depreciation and amortization	727,980	15	704,686	15	(23,294)
Operating income	$944,434	20%	$1,093,472	23%	$(149,038)

The following is a reconciliation of operating income to AOCF:

	Three Months Ended September 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$293,099	$333,522	$(40,423)
Share-based compensation	10,612	8,219	2,393
Depreciation and amortization	251,058	242,246	8,812
AOCF	$554,769	$583,987	$(29,218)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$944,434	$1,093,472	$(149,038)
Share-based compensation	29,578	25,617	3,961
Depreciation and amortization	727,980	704,686	23,294
AOCF	$1,701,992	$1,823,775	$(121,783)

Revenues, net for the three and nine months ended September 30, 2012 increased $24,819 (2%) and $42,973 (1%), respectively, as compared to revenues, net for the same periods in the prior year.  The net increases are attributable to the following:

	Three Months Ended September 30,		Increase	Percent Increase
	2012	2011	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$861,504	$875,950	$(14,446)	(2)%
High-speed data	344,471	332,495	11,976	4
Voice	237,553	220,056	17,497	8
Advertising	40,873	36,408	4,465	12
Other (including installation, home shopping, advertising sales commissions, and other products)	26,110	24,872	1,238	5
Total Cable Television	1,510,511	1,489,781	20,730	1
Optimum Lightpath	81,273	77,481	3,792	5
Intra-segment eliminations	(4,570)	(4,867)	297	6
Total Telecommunications Services	$1,587,214	$1,562,395	$24,819	2%

	Nine Months Ended September 30,		Increase	Percent Increase
	2012	2011	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$2,608,458	$2,648,217	$(39,759)	(2)%
High-speed data	1,026,558	992,156	34,402	3
Voice	682,681	658,297	24,384	4
Advertising	118,985	109,799	9,186	8
Other (including installation, home shopping, advertising sales commissions, and other products)	78,413	74,001	4,412	6
Total Cable Television	4,515,095	4,482,470	32,625	1
Optimum Lightpath	241,942	231,847	10,095	4
Intra-segment eliminations	(14,492)	(14,745)	253	2
Total Telecommunications Services	$4,742,545	$4,699,572	$42,973	1%

The net revenue increases in Cable Television were primarily derived from increases in the number of customers to our high-speed data and voice services, as set forth in the customer table below, and increases in video revenues in our Optimum West service area, advertising and other revenue.  In addition, net revenue includes the resolution of a voice access dispute related to prior years for $12,902, of which $12,632 was recognized by Cable Television, for the three and nine months ended September 30, 2012.  These increases were substantially offset by declines in video revenue in our New York metropolitan service area of $18,581 and $50,743 for the three and nine months ended September 30, 2012, respectively, due to a 18,700 decline in video customers as compared to  September 30, 2011, and lower average recurring video revenue per video customer.  Video revenue for the three months ended September 30, 2012 was lower than video revenue for the three months ended June 30, 2012 due primarily to lower pay-per-view revenue and lower average recurring video revenue per video customer.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The increase in advertising net revenue is primarily attributable to higher advertising placements by television and cable broadcast networks and higher automotive and political advertising for the three and nine months ended September 30, 2012.  The increase in Optimum Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

The following table presents certain statistical information as of September 30, 2012, June 30, 2012, and September 30, 2011 for our cable television systems in the New York metropolitan service area (excluding Optimum Lightpath) and the Optimum West service area:

	New York Metropolitan Service Area			Optimum West Service Area			Total(c)
	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011	Sept. 30, 2012	June 30, 2012	Sept. 30, 2011
	(in thousands)
Customer relationships(a)	3,273	3,274	3,269	366	360	353	3,640	3,635	3,622
Video customers	2,943	2,954	2,962	304	303	302	3,247	3,257	3,264
High-speed data customers	2,775	2,755	2,688	285	276	257	3,060	3,032	2,945
Voice customers	2,275	2,255	2,178	169	166	148	2,444	2,422	2,326
Serviceable passings	4,964	4,948	4,907	666	665	660	5,630	5,613	5,567

Average monthly revenue per customer relationship ("RPC")(b)	$140.72	$141.72	$139.60	$117.85	$115.74	$110.93	$138.44	$139.14	$136.81
Average monthly revenue per video customer ("RPS")(b)	$156.23	$156.93	$153.97	$141.19	$137.52	$129.47	$154.83	$155.12	$151.71

(a)	Represents number of households/businesses that receive at least one of the Company's services.
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

(c)	The sum of the customer data by service area may not equal the total amount presented due to rounding.

The Company had a net loss of 9,600 video customers in the three months ended September 30, 2012, compared to a net loss of 18,900 in the same period in 2011.  Video customers in the three months ended September 30, 2012 decreased 11,100 in our New York metropolitan service area partially offset by an increase in our Optimum West service area.  The net decrease, as compared to a loss of 17,600 in the same period in 2011 in our New York metropolitan service area, is primarily due to lower customer disconnects.

The sequential decreases in RPC of $0.70 and RPS of $0.29 in the third quarter of 2012 are primarily related to lower pay-per-view, lower average video revenue per video subscriber and lower advertising revenues, partially offset by the resolution of a dispute for voice access revenue related to prior years and higher average recurring voice revenue per voice customer, respectively.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

We believe our overall video customer decline at September 30, 2012 as compared to September 30, 2011 is largely attributable to the sustained economic downturn and intense competition, particularly from Verizon.  The length of the economic downturn and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three and nine months ended September 30, 2012 increased $49,235 (7%) and $160,541 (8%), respectively, as compared to the same periods in 2011.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012
Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower subscribers primarily in the New York metropolitan service area	$35,281	$93,125
Increase in field operations and network related costs primarily due to higher employee related costs, network and customer premise equipment maintenance and other general cost increases primarily in the New York metropolitan service area	14,583	50,032
Increase in employee related costs primarily as a result of a compensation study (see discussion below)	5,700	9,900
Decrease in employee overtime and repair costs attributed to Hurricane Irene in the third quarter of 2011	(12,000)	(12,000)
Increase in high-speed data and voice-related costs, and other voice related fees, which include the net impact related to the settlement of New York State sales tax matters for the nine-month period	4,388	13,791
Increase in Montana property taxes paid in protest	-	2,850
Other net increases	1,002	2,671
Intra-segment eliminations	281	172
	$49,235	$160,541

The Company initiated a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase in costs for the three and nine months ended September 30, 2012 as reflected in the table above.

Technical and operating expenses consist primarily of programming costs (including costs of video-on-demand and pay-per-view) and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in contractual programming rates and general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  We expect our programming costs to further increase in the future as a result of the full year impact of contract renewals and new channel launches completed in 2012.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses for the three and nine months ended September 30, 2012 increased $7,195 (2%) and $8,176 (1%), respectively, as compared to the same periods in 2011.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012
Increase in employee related costs, which includes increases related to the compensation study (see discussion below) of $6,900 and $12,300, respectively, for the three and nine months ended	$15,388	$33,557
Decrease in employee overtime attributed to Hurricane Irene in the third quarter of 2011	(3,500)	(3,500)
Decrease in advertising and marketing costs primarily due to timing of spending	(3,568)	(9,066)
Decrease in customer payment processing fees related to a reduction in rates	(1,684)	(5,462)
Decrease in expenses relating to long-term cash incentive plan awards to employees (see discussion below)	(3,976)	(13,186)
Increase in share-based compensation expense	2,394	3,961
Other net decreases	2,125	1,791
Intra-segment eliminations	16	81
	$7,195	$8,176

The Company initiated a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase in costs for the three and nine months ended September 30, 2012 as reflected in the table above.

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

The payment of long-term cash incentive awards is based on achievement of performance targets set at the time of the award.  As a result of our strategy to make additional investments designed to enhance our products and services with a focus on retention and acquisition of customers, these targets are not expected to be achieved for awards due to be paid in 2013 and expected to be only partially achieved for awards due to be paid in 2014.  Accordingly, the related accrued expense for the three and nine months ended September 30, 2012 is lower than the comparable periods in 2011.

Depreciation and amortization increased $8,812 (4%) and $23,294 (3%), respectively, for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.  The net increases resulted primarily from the depreciation of new asset purchases and an increase of $8,273 in both periods as a result of a change in the estimated useful lives of certain assets, partially offset by certain assets becoming fully depreciated.

Adjusted operating cash flow decreased $29,218 (5%) and $121,783 (7%), respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011.  These decreases were due primarily to increases in technical and operating expenses, excluding depreciation and amortization and share-based compensation, as discussed above, partially offset by an increase in net revenues.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Other segment.

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$103,561	100%	$108,996	100%	$(5,435)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	84,282	81	83,303	76	(979)
Selling, general and administrative expenses	73,365	71	72,486	67	(879)
Restructuring expense	330	-	27	-	(303)
Depreciation and amortization (including impairments)	18,873	18	14,299	13	(4,574)
Operating loss	$(73,289)	(71)%	$(61,119)	(56)%	$(12,170)

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$315,549	100%	$326,983	100%	$(11,434)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	252,638	80	251,731	77	(907)
Selling, general and administrative expenses	223,492	71	241,343	74	17,851
Restructuring expense (credits)	(61)	-	292	-	353
Depreciation and amortization (including impairments)	53,701	17	44,647	14	(9,054)
Operating loss	$(214,221)	(68)%	$(211,030)	(65)%	$(3,191)

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended September 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(73,289)	$(61,119)	$(12,170)
Share-based compensation	3,134	2,111	1,023
Restructuring expense	330	27	303
Depreciation and amortization (including impairments)	18,873	14,299	4,574
AOCF deficit	$(50,952)	$(44,682)	$(6,270)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(214,221)	$(211,030)	$(3,191)
Share-based compensation	8,283	10,592	(2,309)
Restructuring expense (credits)	(61)	292	(353)
Depreciation and amortization (including impairments)	53,701	44,647	9,054
AOCF deficit	$(152,298)	$(155,499)	$3,201

Revenues, net for the three and nine months ended September 30, 2012 decreased $5,435 (5%) and $11,434 (3%), respectively, as compared to revenues, net for the same periods in the prior year.  The net decreases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012
Decrease in revenues at Newsday (from $70,175 to $66,124 for the three-month periods and from $215,044 to $205,893 for the nine-month periods ended September 30, 2011 and 2012, respectively) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(4,051)	$(9,151)
Decrease in other revenues primarily at Clearview Cinemas	(900)	(3,028)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	399	1,151
Intra-segment eliminations	(883)	(406)
	$(5,435)	$(11,434)

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three and nine months ended September 30, 2012 increased $979 and $907, respectively, as compared to the same periods in the prior year.  The net increases are attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012
Decrease in operating costs primarily at the MSG Varsity network and Clearview Cinemas	$(995)	$(2,610)
Increase in expenses (including increases in operating costs of Newsday from $45,419 to $46,684 for the three-month periods and from $137,477 to $138,945 for the nine-month periods ended September 30, 2011 and 2012, respectively)	1,974	3,517
	$979	$907

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general, and administrative expenses increased $879 (1%) and decreased $17,851 (7%), respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in the prior year.  The net increase (decrease) is attributable to the following:

	Three Months	Nine Months
	Ended September 30, 2012
Decrease in unallocated Corporate costs due to decreases in certain overhead costs and increases in allocations to business units	$(977)	$(13,876)
Decrease in employee related costs	(778)	(9,339)
Increase in legal and other professional fees	281	3,587
Increase (decrease) in expenses at Newsday (from $25,299 to $25,635 for the three-month periods and from $81,548 to $79,133 for the nine-month periods ended September 30, 2011 and 2012, respectively)	336	(2,415)
Other net increases	2,900	4,598
Intra-segment eliminations	(883)	(406)
	$879	$(17,851)

For the nine months ended September 30, 2011, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans of $18,834 (through June 30, 2011, the AMC Networks Distribution date) to AMC Networks.  Such expenses were not eliminated as a result of the AMC Networks Distribution and have been reclassified to the Other segment.

Depreciation and amortization (including impairments) for the three and nine months ended September 30, 2012 increased $4,574 (32%) and $9,054 (20%), respectively, as compared to the same periods in the prior year.  The net increases are primarily due to depreciation of new asset purchases, partially offset by decreases in depreciation due to certain assets becoming fully depreciated.

Adjusted operating cash flow deficit increased $6,270 (14%) for the three months ended September 30, 2012 and decreased $3,201 (2%) for the nine months ended September 30, 2012 as compared to the same periods in the prior year (including Newsday's AOCF deficit of $5,199 and AOCF of $218, for the three months ended September 30, 2012 and 2011, respectively, and AOCF deficits of $9,487 and $1,617, respectively, for the nine months ended September 30, 2012 and 2011, respectively).  The increase in AOCF deficit for the three-month period was a result of a decrease in revenue and an increase in operating expenses excluding depreciation and amortization and share-based compensation.  The decrease in AOCF deficit for the nine-month period was due to a decrease in operating expenses excluding depreciation and amortization and share-based compensation, partially offset by a decrease in revenues.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC HOLDINGS, LLC

The condensed consolidated statements of operations of CSC Holdings are essentially identical to the condensed consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$(3,791)	$39,319	$116,985	$231,228
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009, April 2010 and September 2012 included in Cablevision's consolidated statements of operations	45,995	45,882	137,457	137,579
Interest income related to cash held at Cablevision	(18)	(2)	(46)	(12)
Interest income included in CSC Holdings' consolidated statements of operations related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	14,770	14,770	44,309	44,309
Income tax expense included in Cablevision's consolidated statements of operations related to the items listed above	(22,462)	(26,826)	(73,391)	(83,561)
Net income attributable to CSC Holdings, LLC's sole member	$34,494	$73,143	$225,314	$329,543

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations - Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $965,367 for the nine months ended September 30, 2012 compared to $1,014,710 for the nine months ended September 30, 2011.  The 2012 cash provided by operating activities resulted from $898,710 of income before depreciation and amortization (including impairments), $176,898 of non-cash items, and an $11,138 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $65,996 as a result of a decrease in accounts payable and other liabilities and a decrease of $55,383 in liabilities under derivative contracts.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The decrease in cash provided by operating activities of $49,343 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $74,228, partially offset by a decrease of $24,885 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $810,538 compared to $593,966 for the nine months ended September 30, 2011.  The 2012 investing activities consisted primarily of $809,243 of capital expenditures ($776,242 of which relates to our Telecommunications Services segment), and other net cash payments of $1,295.

The 2011 investing activities consisted primarily of $574,478 of capital expenditures ($543,660 of which relate to our Telecommunications Services segment), $10,500 of payments relating to additions to other intangible assets, $7,776 of payments relating to the acquisition of Bresnan Cable and other net cash payments of $1,212.

Financing Activities

Net cash used in financing activities amounted to $328,039 for the nine months ended September 30, 2012 compared to $558,170 for the nine months ended September 30, 2011.  In 2012, the Company's financing activities consisted primarily of the repayment and repurchase of senior notes of $530,749, net repayments of credit facility debt of $225,916, treasury stock purchases of $188,600, dividend payments to common stockholders of $125,228, payments of $19,831 resulting from the net share settlement of restricted stock awards, payments on capital lease obligations of $7,886, payments of deferred financing costs of $15,813 and other net cash payments of $1,396, partially offset proceeds from the  issuance of senior notes of $750,000, net proceeds from collateralized indebtedness and related derivative contracts of $29,634 and cash receipts from proceeds from stock option exercises of $7,746.

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

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $1,108,802 for the nine months ended September 30, 2012 compared to $1,158,986 for the nine months ended September 30, 2011.  The 2012 cash provided by operating activities resulted from $1,007,039 of income before depreciation and amortization (including impairments), $187,053 of non-cash items, and a $29,853 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $59,760 as a result of a decrease in accounts payable and other liabilities and a decrease of $55,383 in liabilities under derivative contracts.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

The decrease in cash provided by operating activities of $50,184 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $115,079, partially offset by an increase of $64,895 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $810,538 compared to $593,966 for the nine months ended September 30, 2011.  The 2012 investing activities consisted primarily of $809,243 of capital expenditures ($776,242 of which relates to our Telecommunications Services segment), and other net cash payments of $1,295.

The 2011 investing activities consisted primarily of $574,478 of capital expenditures ($543,660 of which relate to our Telecommunications Services segment), $10,500 of payments relating to additions to other intangible assets, $7,776 of payments relating to the acquisition of Bresnan Cable and other net cash payments of $1,212.

Financing Activities

Net cash used in financing activities amounted to $508,498 for the nine months ended September 30, 2012 compared to $658,674 for the nine months ended September 30, 2011.  In 2012, the Company's financing activities consisted primarily of the repayment and repurchase of senior notes of $503,924, net repayments of credit facility debt of $225,916, and payments on capital leases of $7,886, partially offset by net capital contributions from Cablevision of $180,436, net proceeds from collateralized indebtedness and related derivative contracts of $29,634 and other net cash proceeds of $19,158.

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

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash outflow of $72 for the nine months ended September 30, 2012 and a cash inflow of $12,052 for the nine months ended September 30, 2011.

Operating Activities

Net cash used in operating activities of discontinued operations amounted to $72 for the nine months ended September 30, 2012 compared to net cash provided by operating activities of discontinued operations of $131,158 for the nine months ended September 30, 2011.  The 2012 cash used by operating activities of discontinued operations resulted from a $72 payment of accrued transaction costs.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

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

Investing Activities

Net cash used in investing activities of discontinued operations for the nine months ended September 30, 2011 was $4,086.  The 2011 investing activities consisted of capital expenditures of $4,340, partially offset by other net cash receipts of $254.

Financing Activities

Net cash provided by financing activities of discontinued operations was $2,857 for the nine months ended September 30, 2011.  The 2011 financing activities consisted primarily of net proceeds from credit facility debt of $667,364, partially offset by the repayment and repurchase of $638,365 of senior notes, additions to deferred financing costs of $23,900 and payments on capital lease obligations of $2,242.

LIQUIDITY AND CAPITAL RESOURCES

Cablevision

Cablevision has no operations independent of its subsidiaries.  Cablevision's outstanding securities consist of Cablevision NY Group ("CNYG") Class A common stock, CNYG Class B common stock and approximately $3,654,000 of debt securities, including approximately $2,900,000 face value of debt securities held by third party investors and approximately $754,000 held by Newsday Holdings LLC.  The $754,000 of notes are eliminated in Cablevision's consolidated financial statements and are shown as senior notes due from Cablevision in the consolidated equity of CSC Holdings.

Funding for Our Debt Service Requirements

Funding for the debt service requirements of our debt securities is provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under credit facilities made available to the Restricted Group (as later defined) and Bresnan Cable, and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash on hand, cash generated from operating activities and borrowings under credit facilities of the Restricted Group and Bresnan Cable will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet our future cash funding requirements.  We have accessed the debt markets for significant amounts of capital in the past and may do so in the future.

We have assessed the implications of the volatility in the capital and credit markets on our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $163,383 under our credit facilities, senior notes and notes payable as of September 30, 2012.  However, additional market disruptions could cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and Bresnan Cable revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

Issuance of Debt Securities

Cablevision 5-7/8% Senior Notes Due 2022

In September 2012, Cablevision issued $750,000 aggregate principal amount of 5-7/8% senior notes due September 15, 2022 (the "2022 Notes") in a registered public offering.  The 2022 Notes are senior unsecured obligations and rank equally in right of payment with all of Cablevision's other existing and future unsecured and unsubordinated indebtedness.  Cablevision may redeem all or a portion of the 2022 Notes at any time at a price equal to 100% of the principal amount of the 2022 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  In September 2012, Cablevision contributed the net proceeds of approximately $735,000 from the issuance of the 2022 Notes to CSC Holdings, and CSC Holdings used those proceeds to (i) repurchase a portion of 8-1/2% CSC Holdings Senior Notes Due June 2015 ("June 2015 Notes") and a portion of the 8-1/2% CSC Holdings Senior Notes Due April 2014 ("April 2014 Notes") in the tender offers commenced in September 2012 discussed below, (ii) make a $150,000 pre-payment on the CSC Holdings Term B-2 extended loan facility, and (iii) for general corporate purposes.  In connection with the issuance of the 2022 Notes, Cablevision incurred deferred financing costs of approximately $16,563, which are being amortized to interest expense over the term of the 2022 Notes.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the nine months ended September 30, 2012:

	Restricted Group	Newsday LLC(a)(c)	Bresnan Cable	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,563,281	$650,000	$745,756	$-	$4,959,037	$-	$-	$4,959,037
Senior notes and debentures	2,594,859	-	250,000	-	2,844,859	3,644,890	(753,717)	5,736,032
Collateralized indebtedness relating to stock monetizations	-	-	-	556,151	556,151	-	-	556,151
Capital lease obligations	33,679	829	-	27,904	62,412	-	-	62,412
Notes payable	13,011	-	-	-	13,011	-	-	13,011
Total debt	$6,204,830	$650,829	$995,756	$584,055	$8,435,470	$3,644,890	$(753,717)	$11,326,643
Interest expense	$290,852	$52,461	$44,689	$21,378	$409,380	$181,766	$(44,309)	$546,837
Capital expenditures	$716,306	$9,122	$66,029	$17,786	$809,243	$-	$-	$809,243

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its $650,000 credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.
(c)
In October 2012, Newsday entered into a New Credit Facility, the proceeds of which were used to refinance its existing credit facility which was comprised of two components:  a $525,000 10-1/2% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The new credit facility consists of a $650,000 floating rate term loan that matures in October 2016 (see Note 17 to the condensed consolidated financial statements).

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of our outstanding credit facility debt:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	September 30, 2012	September 30, 2013	September 30, 2012	December 31, 2011
Restricted Group:
Extended revolving loan facility(a)	March 31, 2015	-	$-	$-	$-
Term A-3 extended loan facility	March 31, 2015	2.47%	84,995	352,121	400,690
Term A-4 extended loan facility	December 31, 2016	2.47%	22,500	600,000	600,000
Term B-2 extended loan facility	March 29, 2016	3.47%	10,425	974,678	1,133,699
Term B-3 extended loan facility	March 29, 2016	3.22%	16,784	1,636,482	1,649,071
Restricted Group credit facility debt			134,704	3,563,281	3,783,460

Bresnan Cable:
Term loan facility	December 14, 2017	4.50%	7,650	745,756	750,734
Revolving loan facility(b)	December 14, 2015	-	-	-	-
Bresnan Cable credit facility debt			7,650	745,756	750,734

Newsday:
Fixed rate term loan facility	August 1, 2013	10.50%	-	525,000	525,000
Floating rate term loan facility	August 1, 2013	6.71%	-	125,000	125,000
Newsday credit facility debt(c)			10,000	650,000	650,000

Total credit facility debt			$152,354	$4,959,037	$5,184,194

(a)
At September 30, 2012, $67,936 of the extended revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,186,017 of the extended revolving loan facility was undrawn and available to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)
At September 30, 2012, $300 of the revolving loan facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,700 of the revolving loan facility was undrawn and available to be drawn to meet the net funding and investment requirements of Bresnan Cable.

(c)
In October 2012, Newsday entered into a New Credit Facility, the proceeds of which were used to refinance its existing senior secured credit facility which was comprised of two components: a $525,000 10-1/2% fixed rate term loan facility and a $125,000 floating rate term loan facility.  The new credit facility consists of a $650,000 floating rate term loan that matures in October 2016 (see Note 17 to the condensed consolidated financial statements).  Accordingly, the condensed consolidated balance sheets of Cablevision and CSC Holdings as of September 30, 2012 reflect a reclassification of $640,000 of credit facility debt due in 2013 from a current liability to a long-term liability.  Under this new credit facility, $10,000 is payable prior to September 30, 2013.

Restricted Group

As of September 30, 2012, CSC Holdings and those of its subsidiaries which conduct our cable television video operations, high-speed data service, and our VoIP services operations in the New York metropolitan area, as well as Optimum Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  The Restricted Group is also subject to the covenants of the debt issued by Cablevision.

Sources of cash for the Restricted Group include primarily cash flow from the operations of the businesses in the Restricted Group, borrowings under its credit facility and issuance of securities in the capital markets and, from time to time, distributions or loans from its subsidiaries.  The Restricted Group's principal uses of cash include:  capital spending, in particular, the capital requirements associated with the upgrade of its digital video, high-speed data and voice services (including enhancements to its service offerings such as a broadband wireless network (WiFi)); debt service, including distributions made to Cablevision to service interest expense and principal repayments on its debt securities; distributions to Cablevision to fund dividends paid to stockholders of CNYG Class A and CNYG Class B common stock; distributions to Cablevision to fund share repurchases; other corporate expenses and changes in working capital; and investments that it may fund from time to time.  We currently expect that the net funding and investment requirements of the Restricted Group for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities and available borrowings under the Restricted Group's credit facility.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC Holdings and certain of its subsidiaries, the "Restricted Subsidiaries", are party to an amended credit agreement, which consists of a $1,253,953 extended revolving loan facility and $3,563,281 in aggregate amount of extended term loan facilities.  On February 24, 2012, CSC Holdings' $158,500 undrawn revolving credit facility matured.  Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.  The Restricted Group was in compliance with all of its financial covenants under the Restricted Group credit facility as of September 30, 2012.  Our annual report on Form 10-K for the year ended December 31, 2011 contains a further description of the Restricted Group credit facility, including the principal financial covenants.

Interest Rate Swaps

During the nine months ended September 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of our floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.

Bresnan Cable

We currently expect that net funding and investment requirements for Bresnan Cable for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities and borrowings under its credit facility.

Bresnan Cable has an $840,000 senior secured credit facility which is comprised of two components: a $765,000 term loan facility (of which $751,612 is outstanding) and a $75,000 revolving loan.  Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of September 30, 2012.  Our annual report on Form 10-K for the year ended December 31, 2011 contains a further description of the Bresnan Cable credit facility, including the principal financial covenants.

Based on unsolicited interest that has been expressed by third parties in pursuing a possible acquisition of Optimum West, we have decided to explore a potential transaction.  There is no assurance that we will determine to conclude a transaction for Optimum West and we may discontinue our exploration of a potential transaction at any time.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

On October 12, 2012, Newsday LLC entered into a new senior secured credit agreement (the "New Credit Agreement"), the proceeds of which were used to repay all amounts outstanding under its existing credit agreement dated as of July 29, 2008.  The New Credit Agreement consists of $650,000 of floating rate term loans which mature on October 12, 2016.  Interest under the New Credit Agreement is calculated, at the election of Newsday LLC, at either the base rate or the eurodollar rate, plus 2.50% or 3.50%, respectively, as specified in the New Credit Agreement.  Borrowings by Newsday LLC under the New Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday LLC on a senior secured basis.  The New Credit Agreement is secured by a lien on the assets of Newsday LLC and Cablevision senior notes with an aggregate principal amount of $753,717 owned by Newsday Holdings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The principal financial covenant for the New Credit Agreement is a minimum liquidity test of $25,000, which is tested bi-annually on June 30 and December 31.  The New Credit Agreement also contains customary affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness, investments and restricted payments.  Certain of the covenants applicable to CSC Holdings under the New Credit Agreement are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Tender Offers for Debt (tender prices per note in dollars)

CSC Holdings

In September 2012, CSC Holdings commenced a cash tender offer for (1) its outstanding $120,543 aggregate principal amount of June 2015 Notes for total consideration of $1,046.25 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes and (2) its outstanding $575,633 aggregate principal amount of April 2014 Notes for total consideration of $1,113 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,083 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.  Holders that tendered their securities by September 26, 2012 ("Early Tender Date") received the total consideration.  Holders who tendered their securities after such time and by the October 11, 2012 expiration date ("Tender Expiration Date") received the tender offer consideration, which is the total consideration less the early tender premium.

The aggregate principal amount of the June 2015 Notes and April 2014 Notes that were tendered and repurchased on September 27, 2012 amounted to $29,000 and $370,696, respectively.  There were no additional securities tendered between the Early Tender Date and the Tender Expiration Date.  The tender premiums associated with the repurchase of the June 2015 Notes and April 2014 Notes of approximately $43,231, along with other transaction costs of approximately $500, have been recorded in loss on extinguishment of debt in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012.  In addition, unamortized deferred financing costs and discounts related to these notes aggregating approximately $16,997 were written-off in the third quarter ended September 30, 2012.

Issuance of CSC Holdings Membership Interests

In September 2012, CSC Holdings issued 3,198,729 membership interests to Cablevision in connection with Cablevision's $735,000 cash contribution to CSC Holdings.  The contribution was funded by the net proceeds from the issuance of the 2022 Notes in September 2012 discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Capital Expenditures

The following table provides details of our capital expenditures for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Capital Expenditures

Consumer premise equipment	$108,799	$57,904	$261,867	$163,577
Scalable infrastructure	86,968	60,666	255,155	155,594
Line extensions	8,231	10,529	26,382	30,113
Upgrade/rebuild	5,818	12,438	26,547	25,490
Support	56,252	53,636	135,712	102,633
Total Cable Television	266,068	195,173	705,663	477,407
Optimum Lightpath	21,704	22,914	70,579	66,253
Total Telecommunications	287,772	218,087	776,242	543,660
Other	9,002	11,093	33,001	30,818
Total Cablevision	$296,774	$229,180	$809,243	$574,478

Capital expenditures for the three and nine months ended September 30, 2012, increased $67,594 (29%) and $234,765 (41%), respectively, as compared to the comparable periods in 2011.  The increases for the nine months ended September 30, 2012 are primarily due to the implementation of our strategy in the New York metropolitan service area designed to enhance our products and services, which includes: (i) set-top boxes and other equipment, primarily related to the digitization of our network, (ii) equipment upgrades to provide increased broadband capacity and speed, and equipment for our remote storage DVR product, (iii) equipment to enhance our ability to monitor our network, (iv) upgrade of WiFi infrastructure, and (v) various software projects.  The remaining changes relate to capital expenditures for Optimum Lightpath and businesses in our Other segment.

Monetization Contract Maturities

The following monetization contracts relating to our Comcast common stock matured during the nine months ended September 30, 2012:

Month of Maturity	Shares covered under monetization contract

April 2012	2,732,184
June 2012	2,668,875
August 2012	2,668,875

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of new monetization transactions on our Comcast common stock that will mature in April, June and August 2014.

During the 12 months subsequent to September 30, 2012, monetization contracts covering 10,738,809 shares of Comcast common stock will mature.  We intend to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other Events

Common Stock Repurchases

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500,000 of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500,000 of CNYG Class A common stock.  In May 2012, Cablevision's Board of Directors authorized the repurchase of up to another $500,000 of CNYG Class A common stock giving us the ability to repurchase up to a total of $1,500,000 of CNYG Class A common stock since inception of the program.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  Size and timing of these purchases will be determined based on market conditions and other factors.  Funding for the repurchase program will be met with cash on hand, cash from operations, and/or borrowings under CSC Holdings' extended revolving loan facility, which would be distributed to Cablevision.

For the nine months ended September 30, 2012, Cablevision repurchased an aggregate of 13,596,687 shares for a total cost of $188,600, including commissions of $136.  Since inception through September 30, 2012, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,677, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of September 30, 2012, the Company had $455,323 of availability remaining under its stock repurchase authorizations.  See "Part II. Item 2. -Unregistered Sales of Equity Securities and Use of Proceeds" below for a discussion of the repurchases under the repurchase program.

Dividends

During the nine months ended September 30, 2012, the Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

February 22, 2012	$0.15	March 9, 2012	March 30, 2012
May 1, 2012	$0.15	May 17, 2012	June 1, 2012
August 1, 2012	$0.15	August 14, 2012	September 4, 2012

Cablevision paid dividends aggregating $125,228 during the nine months ended September 30, 2012, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of September 30, 2012, up to approximately $4,998 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the nine months ended September 30, 2012, CSC Holdings made equity distribution payments to Cablevision aggregating $554,564.  These distribution payments were funded from cash on hand and cash from operations.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

On October 24, 2012, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on November 28, 2012 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of November 7, 2012.

Litigation Settlement

On October 21, 2012, the Company and AMC Networks settled the litigation with DISH Network relating to VOOM HD.  See Note 17 to the condensed consolidated financial statements for a discussion of the terms of the settlement.

Storm Impact

On October 29, 2012, Hurricane Sandy made landfall in our New York Metropolitan service area, resulting in widespread power outages and service disruptions for a substantial number of our customers, as well as damage to certain portions of our cable network.  We are in the process of assessing the damage and working to restore service and we are currently unable to estimate the financial impact, which may be significant.

Recently Issued But Not Yet Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles - Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment.  Similar to ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, ASU No. 2012-02 provides entities the option to use a qualitative approach to assess the impairment of an indefinite-lived intangible asset.  A company will not be required to calculate the fair value of an indefinite-lived intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value.  Additional disclosure requirements are not necessary relating to the use of the optional qualitative assessment.  ASU No. 2012-02 will be effective for us on January 1, 2013 and we will adopt this guidance in connection with our annual impairment test to be performed in the first quarter of 2013.

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

During the nine months ended September 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of our floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.

All interest rate swap contracts are carried at their fair values on our condensed consolidated balance sheets, with changes in value reflected in our condensed consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2012, we did not have an early termination shortfall relating to these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

See "Quantitative and Qualitative Disclosures About Market Risk" for information on how we participate in changes in the market price of the stocks underlying these derivative contracts.

All of our monetization transactions are obligations of our wholly-owned subsidiaries that are not part of the Restricted Group; however, CSC Holdings provides guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar.  All of our equity derivative contracts are carried at their current fair value on our condensed consolidated balance sheets with changes in value reflected in our condensed consolidated statements of operations, and all of the counterparties to such transactions currently carry investment grade credit ratings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per subscriber, per unit and per share data, included in the following discussion under this Item 3 are presented in thousands.

Equity Price Risk

We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of September 30, 2012, we did not have an early termination shortfall relating to these contracts.

The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $556,151 at September 30, 2012.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of September 30, 2012, the fair value and the carrying value of our holdings of Comcast common stock aggregated $768,254.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $76,825.  As of September 30, 2012, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $118,198, a net payable position.  For the nine months ended September 30, 2012, we recorded a net loss on our outstanding equity derivative contracts of $184,413 and recorded unrealized gains of $259,021 on our holdings of Comcast common stock that we held during the period.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2011, net liability position	$(4,364)
Change in fair value, net	(184,413)
Settlement of contracts	70,579
Fair value as of September 30, 2012, net liability position	$(118,198)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares		Hedge Price	Cap Price(b)
Security	Deliverable	Maturity	per Share(a)	Low	High

Comcast
	13,407,684	2013	$20.52 - $24.94	$24.63	$29.92
	8,069,934	2014	$28.89 - $34.03	$37.56	$44.24

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.

Fair Value of Debt:  Based on the level of interest rates prevailing at September 30, 2012, the fair value of our fixed rate debt of $8,267,559 was more than its carrying value of $7,575,950 by $691,609.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at September 30, 2012 would increase the estimated fair value of our fixed rate debt by $428,603 to $8,696,162.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Interest Rate Swap Contracts:  Our exposure to interest rate movements results from our use of floating and fixed rate debt to fund our working capital, capital expenditures, acquisitions, a special dividend in 2006, and other operational and investment requirements.  To manage interest rate risk, from time to time we have entered into interest rate swap contracts to adjust the proportion of total debt that is subject to variable and fixed interest rates.  Such contracts effectively fix the borrowing rates on floating rate debt to limit the exposure against the risk of rising rates and/or effectively convert fixed rate borrowings to variable rates to permit us to realize lower interest expense in a declining interest rate environment.  We do not enter into interest rate swap contracts for speculative or trading purposes.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade.  We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.  All such contracts are carried at their fair values on our condensed consolidated balance sheets, with changes in fair value reflected in our condensed consolidated statements of operations.

During the nine months ended September 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of our floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

For the nine months ended September 30, 2012, we recorded a net loss on interest rate swap contracts of $1,828, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2011, a net liability position	$(55,383)
Cash payments, net	57,211
Change in fair value, net	(1,828)
Fair value as of September 30, 2012 *	$-

*	These contracts matured in June 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control

During the nine months ended September 30, 2012, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information concerning transactions under Cablevision's share repurchase program during the quarter ended September 30, 2012.

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)(3)

August 1-31, 2012	2,255,633	$15.13	43,590,540	$482,301,535
September 1-30, 2012	1,692,147	$15.94	45,282,687	$455,323,488

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

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 6, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	November 6, 2012		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Executive Vice President and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC