Form 10-K
period 2012-12-31
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2013-02-28
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ________ to ________

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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller reporting company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☐	No	☐
CSC Holdings, LLC	Yes	☐	No	☐	Yes	☐	No	☐	Yes	☒	No	☐	Yes	☐	No	☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of Cablevision Systems Corporation computed by reference to the price at which the common equity was last sold on the New York Stock Exchange as of June 30, 2012:  $2,697,914,833

Number of shares of common stock outstanding as of February 22, 2013:

Cablevision NY Group Class A Common Stock -	210,659,548
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

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

This combined Annual Report on Form 10-K is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision, the "Company" or the "Registrants").

Cablevision Systems Corporation

Cablevision is a Delaware corporation which was organized in 1997.  Cablevision owns all of the outstanding membership interests in CSC Holdings and its liabilities include approximately $2.9 billion of senior notes which amount does not include approximately $754 million of its senior notes held by Newsday Holdings LLC, its 97.2% owned subsidiary.  The $754 million of notes are eliminated in Cablevision's consolidated financial statements and are shown as notes due from Cablevision in total member's deficiency of CSC Holdings.  Cablevision has no operations independent of its CSC Holdings subsidiary.

CSC Holdings

CSC Holdings is one of the largest cable operators in the United States based on the number of video customers.  As of December 31, 2012, we served approximately 3.2 million video customers in and around the New York metropolitan area and in Montana, Wyoming, Colorado and Utah (the "Optimum West service area").  We believe that our cable television systems in the New York metropolitan area comprise the largest metropolitan cluster of cable television systems under common ownership in the United States (measured by number of video customers).  We also provide high-speed data (also referred to as high-speed Internet access) and Voice over Internet Protocol ("VoIP") services using our cable television broadband network.  Through Cablevision Lightpath, Inc. ("Lightpath"), our wholly-owned subsidiary, we provide telephone services and high-speed Internet access to the business market.  In addition, we own approximately 97.2% of Newsday LLC which operates a newspaper publishing business.  We also own regional news and high school sports programming services, a motion picture theatre business and a cable television advertising sales business.

We classify our operations into two reportable segments: Telecommunications Services and Other.  Our Telecommunications Services segment includes our cable television business, including our video, high-speed data, and VoIP operations and the operations of the commercial data and voice services provided by Lightpath.  It also includes the operations of our cable television systems in Montana, Wyoming, Colorado and Utah, which were acquired in December 2010.  Our Other segment includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theatre business ("Clearview Cinemas"), (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities and other local programming, (v) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.  Refer to Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for financial information about our segments.

In February 2013, we entered into a purchase agreement pursuant to which Charter Communications Operating, LLC will acquire the Company's Bresnan Broadband Holdings, LLC subsidiary (Optimum West) for $1.625 billion in cash, subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable. See further discussion below.

(1)

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

Our cable television systems offer varying packages of video service.  Our video service is marketed under the Optimum brand name.  Our video services may include, among other programming, local broadcast network affiliates and independent television stations, certain other news, information, sports and entertainment channels such as CNN, AMC, CNBC, ESPN, MTV, The NFL Network and regional sports networks such as MSG Network, and certain premium services such as HBO, Showtime, The Movie Channel, Starz, Encore and Cinemax.  We also offer interactive video service, which enables customers to receive video on demand and subscription video on demand services, as well as interactive entertainment and advertising services.

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

Through Lightpath, a business broadband service provider, we provide telecommunications services, such as Ethernet-based data, Internet, voice and video transport solutions and managed services, to the business market in the New York metropolitan area.  As of December 31, 2012, Lightpath had over 5,800 buildings connected to its fiber network.  Lightpath has built an advanced fiber optic network extending more than 5,200 route miles, which includes approximately 274,000 miles of fiber, throughout the New York metropolitan area.  Optimum Business Services provides similar products in our Optimum West service area.

Superstorm Sandy

On October 29, 2012, Superstorm Sandy made landfall in the New York metropolitan area, resulting in widespread power outages and service disruptions for almost 60% of our customers in this service area, as well as damage to certain portions of our cable network.  Although the majority of our impacted customers experienced temporary power outages, in certain areas of our footprint, the damage to customers' homes was significant.  We issued service outage credits to customers who contacted us once their power was restored.  We have also recorded estimated credits for customers who we expect will contact us.  Additionally, we have incurred significantly higher salary and overtime costs, third-party labor costs, and repair costs associated with the efforts needed to restore services.  As of December 31, 2012, customer service credits and incremental costs incurred, net of programming and other cost savings, were approximately $114.7 million, including capital expenditures of $5.6 million, for our Telecommunications Services Segment, and approximately $2.5 million for our Other Segment.  In addition to these costs, we experienced other negative financial impacts including lower revenue related to customers for whom we decided to temporarily suspend billing during the restoration of their homes, displaced homes and advertising cancelations.  We expect insurance recoveries related to storm damage and business interruption to be minimal.

(2)

For several weeks after the storm, our workforce was dedicated to restoring services to our customers as quickly as possible.  During this period we reduced our marketing and sales activities which resulted in lower sales and lower new customer connections.  We also suspended our normal non-pay collection procedures and disconnect policy to focus our customer service representatives and field service technicians on service restoration.  As a result, our customer statistics include delinquent customer accounts that exceed our normal disconnect date.  Of these delinquent accounts, we estimated the number of accounts that we believe will be disconnected in 2013 as our normal collection and disconnect procedures resume and our customer counts as of December 31, 2012 have been reduced accordingly.

The following table sets forth certain statistical data regarding our video, high-speed data and VoIP operations, excluding Lightpath, as of the dates indicated:

	New York Metropolitan Service Area			Optimum West Service Area			Total (f)
				As of December 31,
	2012(g)	2011	2010	2012	2011	2010(a)	2012(g)	2011	2010
	(in thousands, except per customer amounts)

Customer relationships(b)	3,230	3,255	3,298	370	356	350	3,601	3,611	3,648
Video customers(c)	2,893	2,947	3,008	304	303	306	3,197	3,250	3,314
High-speed data customers	2,763	2,701	2,653	292	264	239	3,055	2,965	2,892
Voice customers	2,264	2,201	2,138	170	156	131	2,433	2,357	2,269

Serviceable passings(d)	4,979	4,922	4,882	667	662	650	5,646	5,584	5,532

Penetration:
Customer relationships to serviceable passings	64.9%	66.1%	67.6%	55.5%	53.7%	53.8%	63.8%	64.7%	65.9%
Video customers to serviceable passings	58.1%	59.9%	61.6%	45.6%	45.7%	47.1%	56.6%	58.2%	59.9%
High-speed data customers to serviceable passings	55.5%	54.9%	54.3%	43.8%	39.9%	36.8%	54.1%	53.1%	52.3%
Voice customers to serviceable passings	45.5%	44.7%	43.8%	25.4%	23.5%	20.2%	43.1%	42.2%	41.0%

Average Monthly Revenue per Customer Relationship ("RPC")(e)	$137.51	$141.37	$137.73	$118.84	$114.85	N/A	$135.61	$138.77	N/A

Average Monthly Revenue per Video Customer ("RPS")(e)	$153.22	$156.09	$150.68	$143.99	$134.60	N/A	$152.35	$154.10	N/A

N/A	Not meaningful.
(a)	Reflects data related to Bresnan Cable, which was acquired by the Company on December 14, 2010.
(b)	Represents number of households/businesses that receive at least one of the Company's services (see footnote (g) below).

(3)

(c)
Video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers (see footnote (g) below).  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services.  Free status is not granted to regular customers as a promotion.  We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.

(d)
Represents the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(e)
RPC is calculated by dividing the average monthly U.S. generally accepted accounting principles ("GAAP") revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath, for the fourth quarter of each year presented by the average number of customer relationships served by our cable television systems for the same period.  RPS is calculated using these same revenues divided by the average number of video customers for the respective periods.  For purposes of this calculation, both revenue and average number of video customers exclude our Lightpath operations because Lightpath's third-party revenues are unrelated to our cable television system customers.

(f)	The sum of the customer data by service area may not equal the total amount presented due to rounding.
(g)
Amounts exclude customers that were located in the areas most severely impacted by Superstorm Sandy who we have been unable to contact and those whose billing we have decided to suspend temporarily during restoration of their homes.  These customers represent approximately 11 thousand customer relationships, 10 thousand video, 9 thousand high-speed data and 7 thousand voice.  Because of Superstorm Sandy, we suspended our normal collection efforts and non-pay disconnect policy.  As a result, the customer information in the table above includes delinquent customer accounts that exceed our normal disconnect timeline.  Of these delinquent accounts, we estimated the number of accounts that we believe will be disconnected in 2013 as our normal collection and disconnect procedures resume and our customer counts as of December 31, 2012 have been reduced accordingly (27 thousand customer relationships, 24 thousand video, 23 thousand high-speed data and 19 thousand voice).

Subscriber Rates and Services; Marketing and Sales

Video Services

Our cable television systems offer a government mandated broadcast basic level of service which generally includes local over-the-air broadcast stations, such as network affiliates (e.g., ABC, NBC, CBS, FOX), and public, educational or governmental channels.

Most of our cable television systems also offer an expanded basic package of services, generally marketed as "The Optimum Value Package", which includes, among other programming, news, information, entertainment, and sports channels such as CNN, CNBC, Discovery, ESPN, AMC, the Disney Channel, and regional sports networks such as MSG Network.  For additional charges, our cable television systems provide premium services such as HBO, Showtime, The Movie Channel, Starz, Encore and Cinemax, which may be purchased either individually or in tiers.

Our digital video programming services currently offered to subscribers, branded Optimum TV, include:

•	Up to 555 standard definition and high definition ("HD") entertainment channels,

•	Up to 85 premium movie channels including multiplexes of HBO, Showtime, Cinemax, Starz, Encore and The Movie Channel,

•	Access to on-demand movies and other programming, including shows from the top broadcast and cable networks, and subscription on-demand,

•	46 channels of uninterrupted commercial-free digital music from Music Choice,

•
Seasonal sports packages from the National Basketball Association, National Hockey League, Major League Baseball, Major League Soccer, college football and basketball, plus sports and entertainment packages with up to 39 channels,

•	Up to 90 international channels from around the world,

•	Up to 140 channels available in HD, including local broadcast affiliates, local sports channels, premium networks such as HBO and various other cable networks,

•
A collection of enhanced television applications including News 12 Interactive, Newsday TV (Long Island only), Newsday Cars and Newsday Homes, MSG Interactive, Tag Games, and MSG Varsity, all in our New York metropolitan service areas,

•	TV to Go, access via the Internet for customers in our New York metropolitan service area to content from over 20 providers such as HBO, Showtime, The NFL Network and Disney Channel, and

•
DVR Plus, a remote-storage digital video recorder ("DVR") available in almost all of our New York metropolitan service area, giving subscribers the ability to record and play television programming from any digital set top box in the home.  We continue to offer a set top box DVR service giving subscribers the ability to record, pause and rewind live television.

(4)

Since 2011, in our New York metropolitan service area, we have offered a free Optimum App which was first made available for the iPad, iPod touch and iPhone, and more recently, for laptops, the Kindle Fire and select Android devices, with more Android devices being added regularly.  The Optimum App allows customers the ability to watch their channel lineup, stream on-demand titles and use the device as a remote to control their digital set top box, while in their home.  It also allows customers the ability to browse Optimum's program guide, search for programming, and schedule DVR recordings, inside and outside the home.

Packaging of our video product includes options with programming to suit the needs of our individual customers.  Offers include various levels of programming including premium channels, news, sports, children's, general entertainment, international channels and digital music at various price points.

Since our network serving our existing cable television systems has been upgraded to provide advanced digital video services, our sales and marketing efforts are primarily directed toward retaining our existing customers and increasing our penetration to homes passed for all of our existing services.  We market our video services through in-person selling, as well as telemarketing, direct mail advertising, promotional campaigns and local media and newspaper advertising.

Optimum Online

Optimum Online is our high-speed Internet access offering, which connects customers to the Internet using the same network that delivers our cable television service.

Our plant is designed for download speeds to a maximum of: (i) 15Mbps (megabits per second) downstream and 2Mbps upstream for our Optimum Online level of service, (ii) 30Mbps downstream and 5Mbps upstream for our Optimum Online Boost level of service, (iii) 50Mbps downstream and 8Mbps upstream for our Optimum Online Boost Plus level of service in our New York metropolitan service area, and (iv) 101Mbps downstream and 15Mbps upstream for our Optimum Online Ultra level of service in our New York metropolitan service area.

Optimum Online is available on an à la carte basis with Optimum Online Boost, Optimum Online Boost Plus or Optimum Online Ultra available for an additional charge per month.  Discount and promotional pricing are available when Optimum Online is combined with our other service offerings.

We have deployed a broadband wireless network ("WiFi") in commercial and high traffic locations across our New York metropolitan service area as a free value-added benefit to Optimum Online customers.  The WiFi feature, which is delivered via wireless access points mounted on our cable television broadband network, allows Optimum Online customers to access the service while they are away from their home or office.  WiFi has been activated across our Long Island, Bronx, Brooklyn, New Jersey, Westchester, and Connecticut service areas.  Our WiFi service also allows our customers to access the WiFi networks of Comcast Corporation ("Comcast"), Time Warner Cable Inc., and Bright House Networks, LLC.

(5)

Optimum Online service includes access to complimentary features such as web and mobile access to the customer's DVR in our New York metropolitan service area, giving users the ability to remotely schedule and manage recordings as well as internet security software, including anti-virus, anti-spyware, personal firewall, and anti-spam protection.  Our Optimum Online Boost Plus and Optimum Online Ultra levels also include web hosting, additional storage, and other features.

Optimum Voice

Optimum Voice is a VoIP service available exclusively to Optimum Online subscribers and offers unlimited local, regional and long-distance calling any time of the day or night within the United States, Puerto Rico, U.S. Virgin Islands and Canada with over 20 calling features at a flat monthly rate.  Discount and promotional pricing is available when Optimum Voice is combined with other service offerings.

Optimum Voice includes over 20 premium calling features, including enhanced voicemail, call waiting, caller ID, caller ID blocking, call return, three-way calling, call forwarding, and anonymous call blocker, among others.  Several notable advanced Optimum Voice features also include Click-to-Call and a directory listing self-care tool. Click-to-Call provides users with the convenience of dialing a call from any Internet connected computer simply by clicking on a phone number displayed in a web page.  The directory listing self-care tool enables subscribers to make changes to their 411 directory listings and the Optimum Voice Homepage allows customers to manage their calling features and directory listings, view their call history, and receive voicemails via the Internet.

Optimum Voice for Business provides for up to 24 voice lines for small and medium businesses.  The service provides over 20 important business calling features at no additional charge.  Optimum Voice for Business also offers business trunking services with support for legacy telecom interfaces and newer internet protocol interfaces.  As an optional add-on service in our New York metropolitan service area, Optimum Voice for Business provides customers with toll free capability.

International service for Optimum Voice includes Optimum Voice World Call, per minute plans and other promotional plans.  Optimum Voice World Call is for residential customers and provides 250 minutes per month of calling from their Optimum Voice phone to anywhere in the world, including up to 30 minutes of calling to Cuba, with certain restrictions, for a flat monthly fee.  Per minute plans are available to both residential and business customers.

Bundled Offers

We offer several promotional packages with discounted pricing to existing and new customers who subscribe to two or more of our products as compared to the à la carte prices for each individual product.  We also offer other pricing discounts for certain products that are added to existing services.  For example, we offer an "Optimum Triple Play" package that is a special promotion for new customers or eligible current customers where our three products, video, high-speed data and voice, are each available at a reduced rate for a specified period, when purchased together. For a total additional fee of $9.95 per month, the Ultimate Triple Play, available in our New York metropolitan service area, includes Optimum Online's Boost Plus and a free router for new customers.  We also offer promotional and other pricing discounts as part of our competitive and retention strategies.

Subscribers to all three of our service offerings who are not on a promotional pricing plan are eligible for "Optimum Rewards", which provides subscribers with a monthly discount on their bill, exclusive discounts and offers for shopping, dining, movie tickets and other benefits.

System Capacity

Our cable plant network in the New York metropolitan service area uses state of the art technology including fiber optic cable.  The network is a two-way interactive system with a minimum of 750 MHz offering digital channels, high-speed data and voice services.  Our cable plant network in the Optimum West service area is also a state of the art platform of which 90% of the plant is two-way with a minimum of 750 MHz capacity.

(6)

Programming

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

Franchises

Our cable television systems are operated in New York, New Jersey, Connecticut, Montana, Wyoming, Colorado and Utah under non-exclusive franchise agreements, where required by the franchising authority, with state and/or municipal or county franchising authorities.  Although the terms of franchise agreements differ from jurisdiction to jurisdiction, they typically require payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance and indemnity.  The terms and conditions of cable franchises vary from jurisdiction to jurisdiction.  Franchise authorities generally charge a franchise fee of not more than 5% of certain of our cable service revenues that are derived from the operation of the system within such locality.  We generally pass the franchise fee on to our subscribers.

Franchise agreements are usually for a term of 5 to 15 years from the date of grant; most are 10 years.  Franchises usually are terminable only if the cable operator fails to comply with material provisions, and then only after complying with substantive and procedural protections afforded by the franchise and federal and state law.  We have never lost a franchise for an area in which we operate.  When a franchise agreement reaches expiration, a franchising authority may seek to impose new requirements, including requirements to upgrade facilities, to increase channel capacity and to provide additional support for local public, education and government access programming.  Negotiations can be protracted, and franchise agreements sometimes expire before a renewal is negotiated and finalized.  New York and New Jersey state laws provide that pre-existing franchise terms continue in force during the renewal negotiations until agreement is reached or one or both parties seek to pursue "formal" franchise remedies under federal law.  As of December 31, 2012, our ten largest franchise areas comprised approximately 48% of our total video customers and of those, one franchise, Newark, New Jersey, comprising approximately 57,000 video customers, is expired.  We are currently lawfully operating in this franchise area under temporary authority recognized by the State of New Jersey.  In our Optimum West service area, our right to operate following the expiration of a franchise for franchises still in renewal negotiations is protected by federal law and/or the consent of the municipality.  In approximately 40 municipalities in Montana, Wyoming, and Colorado, we operate our cable television systems without a franchise, pursuant to Section 621(b)(2) of the Federal Cable Act, which provides that no franchise is required in communities where the cable operator or its predecessor lawfully provided service as of July 1, 1984 and the municipality has not requested a franchise.  Federal law provides significant substantive and procedural protections for cable operators seeking renewal of their franchises.  See "Regulation - Cable Television."  Despite our efforts and the protections of federal law, it is possible that one or more of our franchises may be subject to termination or non-renewal or we may be required to make significant additional investments in response to requirements imposed in the course of the franchise renewal process.

Lightpath holds a franchise from New York City which grants rights of way authority to provide telecommunications services throughout the five boroughs.  The franchise expired on December 20, 2008 and renewal discussions with New York City are ongoing.  We believe we will be able to obtain renewal of the franchise and have received assurance from New York City that the expiration date of the franchise is being treated as extended until a formal determination on renewal is made.  Failure to ultimately obtain renewal of the franchise could negatively affect Lightpath's revenues.

(7)

Other

Newsday

Newsday consists of the Newsday daily newspaper, amNew York, Star Community Publishing Group and online websites, including newsday.com and exploreLI.com.  Newsday has also developed and deployed applications for iPhone, iPad, Kindle and Android devices.

Our publications are distributed through both paid and free distribution in various ways across Long Island and the New York metropolitan service area.  Our products include:

•	the Newsday daily newspaper, which is primarily distributed on Long Island and in the New York metropolitan area;
•	amNew York, a free daily newspaper distributed in New York City; and
•	Star Community Publishing, a group of weekly shopper publications, which is primarily distributed on Long Island.

News 12 Networks

Our regional news services include News 12 Long Island, News 12 New Jersey, News 12 Westchester, News 12 Connecticut, News 12 The Bronx, News 12 Brooklyn, News 12 Hudson Valley, and News 12 Interactive, as well as News 12 Traffic and Weather (collectively, the "News 12 Networks").  The News 12 Networks include seven 24-hour local news channels and five traffic and weather services dedicated to covering areas within the New York metropolitan area.  News 12 Networks is available to all subscribers throughout our footprint in the New York metropolitan area.

MSG Varsity

MSG Varsity is a network dedicated entirely to showcasing high school sports and activities and other local programming.  One of the components of this programming service is the involvement of high schools throughout our footprint as co-producers of MSG Varsity's content, in addition to content created by our professional productions.  We have a licensing arrangement with Madison Square Garden permitting us to use "MSG Varsity" as the name of this programming service.  MSG Varsity is available to all subscribers throughout our footprint in the New York metropolitan service area.

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

Cablevision Media Sales Corporation

Cablevision Media Sales Corporation is a cable television advertising company that sells local and regional commercial advertising time on cable television networks and offers advertisers the opportunity to target specific geographic and demographic audiences.

(8)

Investment in Comcast Corporation Common Stock

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

MSG Distribution

On February 9, 2010, Cablevision distributed to its stockholders all of the outstanding common stock of The Madison Square Garden Company ("Madison Square Garden"), a company which owns the sports, entertainment and media businesses previously owned and operated by the Company's Madison Square Garden segment (the "MSG Distribution").  The MSG Distribution took the form of a distribution by Cablevision of one share of Madison Square Garden Class A Common Stock for every four shares of CNYG Class A Common Stock and one share of Madison Square Garden Class B Common Stock for every four shares of CNYG Class B Common Stock.  As a result of the MSG Distribution, the Company no longer consolidates the financial results of Madison Square Garden for the purpose of its own financial reporting and the historical financial results of Madison Square Garden have been reflected in its consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

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

In February 2013, the Company entered into a purchase agreement pursuant to which Charter Communications Operating, LLC will acquire the Company's Bresnan Broadband Holdings, LLC subsidiary (Optimum West) for $1.625 billion in cash, subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable.  The closing of the transactions contemplated by the purchase agreement is subject to customary closing conditions, including the expiration or early termination of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of FCC approvals, franchise approvals covering not less than 80% of Bresnan's video customers as of the date of the Purchase Agreement and certain state telecommunication authorizations.  The closing of the transactions contemplated by the purchase agreement is expected to occur during the third quarter of 2013.  However, there can be no assurances that the conditions to closing set forth in the purchase agreement will be satisfied or waived or that the closing will occur at all.  The purchase agreement does not provide any post-closing recourse against the Company.

(9)

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

DBS.  We also face competition from DBS service providers in our New York metropolitan service area and in our Optimum West service area.  The two major DBS services, DISH Network and DirecTV, are available to the vast majority of our customers.  These services each offer programming that is substantially similar to the programming that we offer, at competitive prices.  Our ability to compete with these DBS services is affected by the quality and quantity of programming available to us and to them.  DirecTV has exclusive arrangements with the National Football League that gives it access to programming that we cannot offer.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access service, voice service and interactive services carried over the cable distribution plant.

Other Competitors and Video Programming Sources.  Another source of competition for cable television systems is the delivery of video content over the Internet directly to subscribers.  Consumers are able to watch much of this Internet-delivered content on Internet-ready television sets and mobile devices.  Cable television systems also face competition from broadcast television stations, entities that make digital video recorded movies and programs available for home rental or sale, satellite master antenna television ("SMATV") systems, which generally serve large multiple dwelling units under an agreement with the landlord and  service providers, and "open video system" ("OVS") operators.  RCN Corporation ("RCN") is authorized to operate OVS systems that compete with us in New York City.  The FCC also has made radio spectrum available for the provision of multichannel video service.

(10)

There can be no assurance that these or other existing, proposed, or as yet undeveloped technologies will not become dominant in the future and render our cable television systems less profitable or even obsolete.

High-Speed Data

Our high-speed data service offered in our New York metropolitan service area faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Our high-speed data offering in our Optimum West service area, also branded Optimum Online, faces competition from CenturyLink, Inc. ("CenturyLink").  In addition, DBS providers have tested the use of certain spectrum to offer satellite-based high-speed data services.  Cellular phone providers are also increasing the speeds of their Internet access offerings, and the FCC has made other radio spectrum available for wireless high-speed Internet access.

VoIP

Our VoIP service in our New York metropolitan service area, branded Optimum Voice, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  Our VoIP service in our Optimum West service area, also branded Optimum Voice, faces competition from other carriers, such as CenturyLink.  We must also negotiate interconnection agreements with these carriers.  Our VoIP services also face competition from other competitive providers of voice services, including wireless voice providers, as well as VoIP providers like Vonage that do not own networks but can provide service to any person with a broadband connection.

Lightpath and the Bresnan CLECs

Lightpath operates as a competitive local exchange carrier ("CLEC") in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies – including incumbent local exchange carriers ("ILECs"), other CLECs, and long distance companies.  More specifically, Lightpath faces substantial competition from Verizon and AT&T, which are the dominant providers of local telephone and broadband services in their respective service areas.  We also operate CLECs in each state within the Optimum West service area (the "Bresnan CLECs"), which compete against ILECs and Century Link.  ILECs have significant advantages over Lightpath and the Bresnan CLECs, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers.

While Lightpath and the Bresnan CLECs compete with the ILECs, they also enter into interconnection agreements with ILECs so that their customers can make and receive calls to and from customers served by the ILECs and other telecommunications providers.  Federal and state law and regulations require ILECs to enter into such agreements and provide such facilities and services, at prices subject to regulation.  The specific price, terms and conditions of each agreement, however, depend on the outcome of negotiations between Lightpath and the Bresnan CLECs with each ILEC.  Agreements are also subject to approval by the state regulatory commissions.  Lightpath has entered into interconnection agreements with Verizon for New York, New Jersey, and portions of Connecticut, and with AT&T for portions of Connecticut, which have been approved by the respective state commissions.  Lightpath also entered into interconnection agreements with regional carriers in New York and New Jersey.  The Bresnan CLECs also have interconnection agreements in their service areas.  These agreements, like all interconnection agreements, are for limited terms and upon expiration are subject to renegotiation, potential arbitration, and approval under the laws in effect at that time.

Lightpath and the Bresnan CLECs also face competition from one or more competitive access providers and other new entrants in the local telecommunications and data marketplace.  In addition to the ILECs and other CLECs, other potential competitors capable of offering voice or broadband services include electric utilities, long distance carriers, microwave carriers, wireless telephone system operators (such as cellular, PCS, and specialized mobile radio), VoIP service providers, and private networks built by large end users.  A continuing trend toward business combinations and alliances in the telecommunications industry may create stronger competition for Lightpath and the Bresnan CLECs.

(11)

Newsday

Newsday operates in a highly competitive market, which may adversely affect advertising and circulation revenues.  Newsday faces significant competition for advertising revenue from a variety of media sources.  Newsday also faces competition from other newspapers that reach a similar audience in the same geographic area, as well as from magazines, shopping guides, yellow pages, websites, mobile-device platforms, broadcast and cable television, radio and direct marketing; particularly if those media sources provide advertising services that could substitute for those provided by Newsday within the same geographic area.  Specialized websites for real estate, automobile and help wanted advertising have become increasingly competitive with our newspapers and websites for classified advertising and further development of additional targeted websites is likely.

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

Regulation

Cable Television

Our cable television systems are subject to extensive federal, state and local regulations.  Our systems are regulated under congressionally imposed uniform national guidelines, first set forth in the Cable Communications Policy Act of 1984 and amended by the Cable Television Consumer Protection and Competition Act of 1992 and the Telecommunications Act of 1996 (collectively, the "Federal Cable Act"), as well as under other provisions of the Federal Communications Act of 1934, as amended.  The Federal Cable Act, Federal Communications Act, and the regulations and policies of the FCC affect significant aspects of the Company's cable system operations.

The following paragraphs describe the existing legal and regulatory requirements that are most significant to our business today.

(12)

Franchising.  The Federal Cable Act requires cable operators to obtain a franchise in order to provide cable service.  Regulatory responsibility for awarding franchises rests with state and local franchising authorities.  Federal law prohibits our franchising authorities from granting an exclusive cable franchise to us, and they cannot unreasonably refuse to award an additional franchise to compete with us.  The states in which we operate, New York, New Jersey and Connecticut, have enacted comprehensive cable regulation statutes that are applicable to cable operators and other providers of video service, such as Verizon and AT&T.  Although the terms of franchise agreements differ from jurisdiction to jurisdiction, they typically require payment of franchise fees and contain regulatory provisions addressing, among other things, service quality, cable service to schools and other public institutions, insurance, and indemnity.  State and local franchising authority, however, must be exercised consistently with the Federal Cable Act, which sets limits on franchising authorities' powers.  It restricts franchising authorities from imposing franchise fees greater than 5% of gross revenues from the provision of cable television service, prohibits franchising authorities from requiring us to carry specific programming services, and protects us in seeking franchise renewals by limiting the factors a franchising authority may consider and requiring a due process hearing before denial of renewal.

Pricing and Packaging.  The Federal Cable Act and the FCC's rules regulate the rates that cable operators may charge for basic video service, equipment and installation.  None of these rules applies to cable systems that the FCC determines are subject to effective competition, or where franchising authorities have chosen not to regulate rates.  In both our New York metropolitan service area and Optimum West service area cable television systems, the FCC has made "effective competition" findings in the majority of our communities covering substantially all of our customer base.

In areas not subject to effective competition, the Federal Cable Act and the FCC's rules also require us to establish a "basic service" package consisting, at a minimum, of all local broadcast signals that we carry, as well as, if the locality requests, all public, educational and governmental access programming carried by our systems.  All subscribers are required to purchase this tier as a condition of gaining access to any other programming that we provide.  From time to time, Congress or the FCC may consider imposing new pricing or packaging regulations, including proposals requiring cable operators to offer programming services on an unbundled basis rather than as part of a tier or to provide a greater array of tiers to give subscribers the option of purchasing a more limited number of programming services.

Must-Carry/Retransmission Consent.  Cable operators are required by the "must carry" provisions of federal law to carry, without compensation, the programming transmitted by most local broadcast stations, and, in cable systems that are not fully digital, to offer analog-only customers low-cost set-top boxes to make those signals "viewable".

Alternatively, local television stations may elect retransmission consent.  Stations making such an election give up their must-carry right and negotiate with cable systems the terms on which the cable systems carry the stations.  Cable systems generally may not carry a broadcast station that has elected retransmission consent without the station's consent.  The terms of retransmission consent agreements frequently include the payment of compensation to the station.  A substantial number of local broadcast stations currently carried by our cable television systems have elected to negotiate for retransmission consent.  While we currently have retransmission consent agreements with all such broadcast stations, the potential remains for carriage of such stations to be discontinued if any of such agreements is not renewed following its expiration.

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

(13)

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

Set Top Boxes.  The FCC requires cable operators to separate the security functions of set-top boxes from the channel navigation and other functions of those boxes, in order to promote a retail market in these boxes and other so-called "navigation devices."  Operators must provide a security card (called a CableCARD) to consumers who purchase televisions and other consumer electronics equipment with an appropriate card slot so that they can connect those devices directly to digital cable television systems to receive one-way digital programming without the need for a set-top box.  The FCC also requires cable operators to separate security from non-security functions in digital set-top boxes with DVR functionality or two-way capabilities that the operators themselves provide to subscribers.  The FCC has an ongoing proceeding to examine whether it should take further steps to promote a retail market for cable service navigation devices, including requirements to facilitate access to Internet-based video offerings via subscribers' television sets, which may entail further mandates in connection with the support and deployment of set top boxes.

PEG and Leased Access.  Localities may require free access to, and support of, public, educational, or governmental ("PEG") channels on our cable systems.  In addition to providing PEG channels, we must make a limited number of commercial leased access channels available to third parties (including parties with potentially competitive video services) at regulated rates.

Pole Attachments.  The FCC has authority to regulate utility company rates for the rental of pole and conduit space used by companies, including cable operators, to provide cable, telecommunications services, and Internet access services, unless states establish their own regulations in this area.  With the exception of Wyoming, Montana and Colorado, the states in which we operate have adopted such regulations.  Utilities must provide nondiscriminatory access to any pole, conduit, or rights-of-way controlled by the utility.  The FCC held that the pole attachment rate for commingled services (e.g., cable and Internet access) cannot exceed the rate it has established for telecommunications attachments.

Program Access.  In 1992, Congress enacted the "program access" provisions of the Federal Cable Act.  The program access rules prohibit a cable operator from unduly or improperly influencing the decision of a satellite-delivered cable programming service in which a cable operator holds an attributable interest, such as AMC Networks, to sell to an unaffiliated distributor.  The rules also bar cable-affiliated programmers from discriminating in the prices, terms, and conditions of sale of a programming service; permit competing distributors to challenge exclusive distribution arrangements between cable operators and cable-affiliated programmers if the competitor believes that such arrangements significantly hinder or prevent the competitor from providing satellite cable programming; and allow a competing distributor to bring complaint against a cable-affiliated terrestrially-delivered programming service, such as Madison Square Garden Network, or its affiliated cable operator, for acts or practices that the competitor alleges are unfair or deceptive and that significantly hinder or prevent the competitor from providing satellite cable programming.

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

(14)

In 2011, the FCC adopted changes to its program carriage rules, which govern disputes between programmers and multichannel video programming distributors ("MVPDs") over carriage terms.  The new rules, among other things, clarify what is required for a programmer to establish a prima facie case under the program carriage rules, permit a programmer that is seeking a renewal of a carriage agreement with a MVPD and who brings a complaint under the program carriage rules relating to such renewal to seek a temporary standstill requiring the MVPD to continue carrying the programming network during the pendency of the complaint, and clarify a number of procedural issues.  The new rules have been challenged in federal court.  In addition, the FCC sought formal comment on proposals for additional changes to its program carriage rules, including a proposal to require programmers and MVPDs to enter into "last best offer" style arbitration when they cannot reach agreement over carriage terms, to expand the scope of the discrimination provision to preclude a vertically-integrated MVPD from discriminating on the basis of a programming vendor's affiliation with another MVPD, and a proposal to allow the FCC to require MVPDs that are found to violate the program carriage rules to pay damages to complainants.  The FCC has not yet acted on this proposal.  On October 12, 2011, Game Show Network ("GSN") filed a program carriage complaint against us, alleging that we discriminated against it in the terms and conditions of carriage based on GSN's lack of affiliation with us.  We believe GSN's claims are without merit and we are defending ourselves vigorously.

Violent Programming.  Recent events have led to an interest by some members of Congress in the alleged effects of violent programming, which could lead to a renewal of interest in limiting the availability of such programming or prohibiting it.

Exclusive Access to Multitenant Buildings.  The FCC has prohibited cable operators from entering into or enforcing agreements with owners of multitenant buildings under which the operator is the only MVPD with access to the building.

CALM Act.  FCC rules require us to ensure that all commercials carried on our cable service comply with specified volume standards.

Privacy.  In the course of providing service, we collect certain information about our subscribers and their use of our services.  Our collection and use of personally identifiable information about our subscribers is subject to a variety of Federal and state privacy requirements, including those imposed specifically on cable operators by the Federal Cable Act.  The Communications Act sets limits, subject to certain exceptions, on our disclosure of that information to third parties.  As cable operators provide interactive and other advanced services, additional privacy considerations may arise. Congress, the Federal Trade Commission, and the U.S. Department of Commerce are all considering whether to adopt measures that would govern the collection, use, and disclosure of subscriber information in connection with the delivery of advertising to consumers that is customized to their interests.  These efforts are currently focused on the privacy implications of online advertising.

Federal Copyright Regulation.  We are required to pay copyright royalty fees to receive a statutory compulsory license to carry broadcast television signals.  The U.S. Copyright Office has increased our royalty fees from time to time and has, at times, recommended to Congress changes in or elimination of the statutory compulsory licenses for cable television carriage of broadcast signals.  Changes to copyright regulations could adversely affect the ability of our cable television systems to obtain such programming, and could increase the cost of such programming.

Access for Persons with Disabilities.  FCC rules require us to ensure that persons with disabilities can more fully access the programming we carry.  We are required to provide closed captions and pass through video description to subscribers on some networks we carry.

(15)

Encryption of the Basic Service Tier.  If a cable operator decides to encrypt the basic tier on its all-digital system, the FCC rules require operators of such systems to offer certain affected subscribers free equipment or CableCARDs for a period of one to five years, and require certain larger cable operators, including the Company, to also offer a solution to provide basic service tier access to certain third-party IP-enabled devices.  This latter requirement applies for the next three years, unless the FCC extends it.  Many of our systems, including all of the systems in New York, New Jersey, and Connecticut, are all-digital; in the New York City franchise areas, Cablevision has encrypted its systems' basic service tier pursuant to the terms of a 2010 waiver from the FCC.

Other Regulation.  We are subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network, sports, and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts, as well as telemarketing and general consumer protection laws.  The FCC also imposes various technical standards on our operations.  In the aftermath of Superstorm Sandy, the FCC and the states are examining whether new requirements are necessary to improve the resiliency of communications networks, potentially including cable networks.

High-Speed Data

Regulatory Classification.  High-speed Internet access services (often called "broadband" Internet services) are classified by the FCC as "information services" for regulatory purposes.  The FCC has traditionally subjected information services to a lesser degree of regulation than "telecommunications services," which are offered to the public for a fee on a common carrier basis.  Some parties have asked the FCC to reverse this determination and classify broadband Internet access services as "telecommunications services."  The FCC thus far has declined to do so.  If the FCC changes the classification of these services, our high-speed data service could be subject to substantially greater regulation.

Access Obligations and "Net Neutrality."  In December 2010, the FCC adopted a net neutrality framework applicable to broadband Internet access service that prohibits wireline broadband providers from blocking lawful content, applications, services, or non-harmful devices, subject to reasonable network management as defined by the rules; bars such providers from unreasonably discriminating in transmitting lawful network traffic over a consumer's broadband Internet access service; and requires providers to disclose information about their broadband Internet access service and their network management practices.  These rules went into effect in November 2011.  The rules have been challenged in federal court.  Some parties have advocated that the FCC also require broadband providers to make transmission capacity available to third parties on a resale basis, but the FCC thus far has declined to do so.

Access For Persons With Disabilities.  FCC rules require us to ensure that persons with disabilities have access to "advanced communications services" ("ACS"), such as electronic messaging and interoperable video conferencing.  They also require that certain video programming delivered via Internet Protocol include closed captioning and require cable operators distributing such programming to end users to pass through such captions and identify programming that should be captioned.

Other Regulation.  Currently, the Federal Cable Act's limitations on our collection and disclosure of cable subscribers' personally identifiable information also apply with respect to broadband Internet access service provided by cable operators.  Broadband Internet access service is also subject to other federal and state privacy laws applicable to electronic communications.  As noted above, Congress, the Federal Trade Commission and the U.S. Department of Commerce are all considering whether to adopt measures that would govern the collection, use, and disclosure of subscriber information in connection with the delivery of advertising to consumers that is customized to their interests.  Additionally, providers of broadband Internet access services must comply with the Communications Assistance for Law Enforcement Act ("CALEA"), which requires providers to make their services and facilities accessible for law enforcement intercept requests.  Various other federal and state laws apply to providers of services that are accessible through broadband Internet access service, including copyright laws, telemarketing laws, prohibitions on obscenity, and a ban on unsolicited commercial e-mail.  Online content we provide is also subject to these laws.

(16)

Other forms of regulation of high-speed Internet access service currently being considered by the FCC, Congress or state legislatures include consumer protection requirements; additional privacy obligations, as noted above; consumer service standards; requirements to contribute to universal service programs; and requirements to protect personally identifiable customer data from theft.

VoIP Services

The regulatory obligations of VoIP services are the subject of periodic examination and review by the FCC, Congress, and state public service commissions.  In 2004, for instance, the FCC initiated a generic rulemaking proceeding concerning the legal and regulatory implications of IP-based services, including VoIP services.  Also in 2004, the FCC determined that VoIP services with certain characteristics are interstate services subject to federal rather than state jurisdiction and preempted conflicting state laws.  The FCC's determination was upheld by a federal court of appeals, although the court found that the FCC's order did not squarely address the classification of cable-provided VoIP services.  While the FCC has not concluded its generic rulemaking proceeding, it has applied some regulations to VoIP service providers that exchange traffic with traditional telephone carriers like Verizon (these services are known as "interconnected VoIP services").  Some states have asserted the right to regulate cable VoIP service, while others have adopted laws that bar the state commission from regulating VoIP service.

Universal Service.  Interconnected VoIP services must contribute to the federal fund used to subsidize voice services provided to low income households and rural areas and other communications services provided to schools, libraries, and rural health care providers (the "universal service fund").  The amount of universal service contribution for interconnected VoIP service providers is based on a percentage of revenues earned from end user interstate services.  We allocate our end user revenues and remit payments to the universal service fund in accordance with FCC rules.  The FCC has ruled that states may impose state universal service fees on certain types of VoIP providers, which may include cable VoIP providers. Our interconnected VoIP service contributes to the state universal service fund in Wyoming.  In October 2011, the FCC adopted an order that fundamentally revised its federal universal service fund programs to transition support to broadband networks and services, as well as voice services provided over broadband.

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

The FCC is reviewing the implementation of LNP for interconnected VoIP services, including whether all current numbering requirements should be extended to interconnected VoIP services.  The FCC has also adopted rules requiring providers to process standard telephone number ports within one business day.

Intercarrier Compensation.  In October 2011 and through subsequent orders, the FCC revised the current regime governing payments among providers of voice services for the exchange of calls between and among different networks ("intercarrier compensation") to include interconnected VoIP.  The FCC addressed the compensation applicable to traffic terminating on carriers' networks.  Specifically, the FCC clarified that prospectively, VoIP traffic exchanged with another carrier in time division multiplexing ("TDM") format must be compensated at applicable TDM terminating interstate rate for all toll traffic and at applicable rates for local traffic.  In April 2012, the FCC clarified that compensation paid to carriers for originating VoIP traffic exchanged within the same state would be subject to intrastate toll rates until July 1, 2014.  After that date, compensation for such traffic would be reduced to interstate rates.  Intercarrier compensation for all terminating traffic, including VoIP traffic exchanged in TDM format, will be phased down over several years to a "bill-and-keep" regime, with no compensation between carriers for most traffic exchanged.  The FCC's authority to establish these rules is subject to appeals consolidated in the U.S. Court of Appeals for the 10th Circuit.

(17)

Other Regulation.  Interconnected VoIP service providers are required to provide enhanced 911 emergency services to their customers; protect customer proprietary network information from unauthorized disclosure to third parties; report to the FCC on service outages; comply with telemarketing regulations; comply with disabilities access requirements and service discontinuance obligations; and comply with call signaling requirements.  Interconnected VoIP service providers are also required to comply with CALEA standards.  As noted above, the FCC is examining whether new requirements are necessary to improve the resiliency of communications networks.

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

Lightpath and the Bresnan CLECs

The Telecommunications Act of 1996 was enacted to remove barriers to entry in the local telephone market that continues to be dominated by the Bell Operating Companies ("BOCs") and other ILECs by preempting state and local laws that restrict competition and by requiring ILECs to provide competitors, such as cable operators and long distance companies, with nondiscriminatory access and interconnection to the BOC and ILEC networks and access to certain portions of their communications networks (known as network elements) at cost-based rates.  The 1996 Telecommunications Act entitles our Lightpath and the Bresnan CLEC subsidiaries to certain rights, but as telecommunications carriers, it also subjects them to regulation by the FCC and the states.  Their designation as telecommunications carriers also results in other regulations that may affect them and the services they offer.

Interconnection and Intercarrier Compensation. The 1996 Telecommunications Act requires telecommunications carriers to interconnect directly or indirectly with other telecommunications carriers.  Under the FCC's intercarrier compensation rules, Lightpath and the Bresnan CLECs are entitled, in some cases, to compensation from carriers when they terminate their originating calls on their networks and in other cases are required to compensate another carrier for utilizing that carrier's network to terminate traffic.  The FCC has adopted limits on the amounts of compensation that may be charged for certain types of traffic.  As noted above, the FCC has revised its intercarrier compensation rules to phase intercarrier compensation rates for terminating traffic down over several years to eventually establish a "bill-and-keep" regime, where most traffic is exchanged between carriers without compensation.

Universal Service.  Lightpath and the Bresnan CLECs are required to contribute to federal and state universal service funds.  Currently, the FCC assesses them for payments and other subsidies on the basis of a percentage of interstate revenue they receive from certain customers.  The FCC limits the amount carriers may place on universal service line items on their customer bills.  Lightpath is required to contribute to the New York Targeted Accessibility Fund ("TAF"), which includes state support for universal service.  State universal service funds have not been established in other states in which Lightpath operates.  The Bresnan CLECs are required to contribute to state universal service funds in Colorado, Utah and Wyoming.  No state universal service fund has been established in Montana.  As noted above, the FCC has made fundamental changes to its federal universal service fund programs, reorienting universal service support programs to the provision of broadband services through a new Connect America Fund ("CAF").

(18)

Other Regulation.  Lightpath and the Bresnan CLECs are also subject to other FCC requirements in connection with the interstate long distance services they provide, including protecting customer proprietary network information from unauthorized disclosure to third parties; meeting certain notice requirements in the event of service termination; compliance with disabilities access requirements; compliance with CALEA standards; outage reporting; and the payment of fees to fund local number portability administration and the North American Numbering Plan.  As noted above, the FCC and states are examining whether new requirements are necessary to improve the resiliency of communications networks.  Communications with our customers are also subject to FCC, Federal Trade Commission, and state regulations on telemarketing and the sending of unsolicited commercial e-mail and fax messages.

State Regulation.  Lightpath and the Bresnan CLECs are also subject to regulation by the state commissions in each state in which they provide service.  In order to provide service, they must seek approval from the state regulatory commission or be registered to provide service in each state in which they operate and may at times require local approval to construct facilities.  Lightpath is currently authorized and provides service in New York, Connecticut and New Jersey; the Bresnan CLECs are currently authorized or registered and provide service in Colorado, Montana, Utah, and Wyoming.  Regulatory obligations vary from state to state and include some or all of the following requirements: filing tariffs (rates, terms and conditions); filing operational, financial, and customer service reports; seeking approval to transfer the assets or capital stock of the telephone company; seeking approval to issue stocks, bonds and other forms of indebtedness of the telephone company; reporting customer service and quality of service requirements; outage reporting; making contributions to state universal service support programs; paying regulatory and state Telecommunications Relay Service and E911 fees; geographic build-out; and other matters relating to competition.

Programming and Entertainment

Cable television programming networks, such as the News 12 Networks and MSG Varsity, are regulated by the FCC in certain respects.  These regulations include requirements that certain of our networks must provide closed-captioning of programming for the hearing impaired.

Wireless Licenses

Through subsidiaries, we hold interests in two sets of wireless licenses.  First, an indirect subsidiary of the Company leases MVDDS licenses in four metropolitan areas.  These licenses, which permit the use of one-way video and data services, expire in September 2014.  We are required under the terms of our lease to take commercially reasonable efforts to demonstrate that we are providing "substantial service" in order for the licensee to renew the licenses.  As of January 31, 2013, we were using these licenses to provide service to approximately 1,600 customers in Florida.  In connection with the litigation settlement with DISH Network LLC ("DISH Network") relating to VOOM HD (see Note 20 to our consolidated financial statements), we agreed to sell the MVDDS licenses to DISH Network while retaining a right to continue operating in the Florida markets pursuant to a lease from DISH and options to acquire leases from DISH Network in other markets on certain terms set forth in the purchase agreement.

A wholly-owned subsidiary of Bresnan Cable holds three licenses that permit us to provide wireless broadband services in parts of Montana and Wyoming.  In order to fully retain the licenses, we are required to meet specified coverage requirements by June 2013 and at the end of the license term in June 2019.  We are not currently using these licenses to provide commercial service.  These licenses will be transferred to Charter Communications Operating, LLC as part of the sale of our Bresnan Broadband Holdings, LLC subsidiary described under "Business - Bresnan Cable".

(19)

Employees and Labor Relations

As of December 31, 2012, we had 16,433 full-time, 1,570 part-time and 886 temporary employees of which 547, 573 and 22, respectively, were covered under collective bargaining agreements.  We believe that our relations with employees are satisfactory.

Approximately 258 of the Company's technician workforce, primarily in Brooklyn, New York are represented by the Communication Workers of America.  As of December 31, 2012, these employees were not covered by a collective bargaining agreement.

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

Competition has adversely affected our business and financial results and may continue to do so.  Competition may adversely affect our ability to service our debt.  This risk is heightened by the rapid technological change inherent in our business and the need to acquire, develop and adopt new technology to differentiate our products and services from our competitors.  We may need to anticipate far in advance which technology we should use for the development of new products and services or the enhancement of existing products and services.  In addition, changes in the regulatory and legislative environments may result in changes to the competitive landscape.

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

(20)

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

Our voice service offerings to consumers face intense competition from other providers of voice services, including carriers such as Verizon, AT&T, CenturyLink, and other competitive providers of voice services, as well as VoIP service providers like Vonage.

Lightpath also competes with Verizon, AT&T and other competitive local exchange carriers and long distance companies.  Our Bresnan CLECs compete against Century Link and smaller ILECs.  ILECs have significant advantages over Lightpath and the Bresnan CLECs, including greater capital resources, an existing fully operational local network, and long-standing relationships with customers. To the extent these competitors decide to reduce their prices, future success of our Lightpath business and our Bresnan CLECs may be negatively impacted.

See a further discussion regarding competition in "Item 1.  Business - Competition".

We face significant risks as a result of rapid changes in technology and consumer expectations and behavior.

The Telecommunications services industry has undergone significant technological development over time and these changes continue to affect our business.  Such changes have had, and will continue to have, a profound impact on consumer expectations and behavior.  Our video business faces technological change risks as a result of the continuing development of new and changing methods for delivery of programming content such as Internet based delivery of movies, shows and other content which can be viewed on televisions, wireless devices and other developing mobile devices.  A proliferation of delivery systems for video content can adversely affect our ability to attract and retain subscribers and the demand for our services and it can also decrease advertising demand on our delivery systems.  Our high-speed data business faces technological challenges from rapidly evolving wireless Internet solutions.  Our voice service offerings, including our CLECs, face technological developments in the proliferation of voice delivery systems including those based on Internet and wireless delivery.  If we do not develop or acquire and successfully implement new technologies, we will limit our ability to compete effectively for subscribers, content and advertising.  In addition, we may be required to make material capital and other investments to anticipate and to keep up with technological change.  These challenges could adversely affect our business.

(21)

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

The financial markets are subject to volatility and disruptions, which have in the past, and may in the future, adversely affect our business, including by affecting the cost of new capital, our ability to refinance our scheduled debt maturities and our ability to meet our other obligations as they come due.  The recent economic downturn has adversely affected our business and future downturns may continue to do so.

The capital and credit markets experience volatility and disruption.  At times, the markets have exerted extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and have severely restricted credit availability for most issuers.

The market disruptions in recent years were accompanied by a broader economic downturn, which led to lower demand for our products, such as cable television services and entertainment, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  Continuation of those conditions may further adversely impact our results of operations, cash flows and financial position.

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

Economic downturns may impact our ability to comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness and may impact our ability to pay our indebtedness as it comes due.  If we do not repay our debt obligations when they become due and do not otherwise comply with the covenants and restrictions in our indentures, credit facilities and agreements governing our other indebtedness, we would be in default under those agreements, and the debt incurred under those agreements could then be declared immediately due and payable.  In addition, any default under our indentures, credit facilities or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions.  If the indebtedness under our indentures, credit facilities and our other debt instruments were accelerated, we would not have sufficient assets to repay amounts due thereunder.  To avoid a default, we could be required to defer capital expenditures, sell assets, seek strategic investments from third parties or reduce or eliminate dividend payments and stock repurchases or other discretionary uses of cash.  However, if such measures were to become necessary, there can be no assurance that we would be able to sell sufficient assets or raise strategic investment capital sufficient to meet our scheduled debt maturities as they come due.  In addition, any significant reduction in necessary capital expenditures could adversely affect our ability to retain our existing customer base and obtain new customers, which would adversely affect our future operating results, cash flows and financial position.

(22)

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

We have incurred substantial amounts of indebtedness to finance operations, to upgrade our cable plant and acquire other cable television systems, sources of programming and other businesses.  We also have incurred substantial indebtedness in order to offer our new or upgraded services to our current and potential customers and to pursue activities outside our core businesses such as our acquisitions of Clearview Cinemas, Newsday, an electronics retailer and our development of Rainbow DBS. In 2006, CSC Holdings incurred $3.5 billion of debt, approximately $3.0 billion of which was distributed to Cablevision to fund a $10 per share dividend on its common stock and approximately $414 million of which was used to repay existing indebtedness, including interest, fees and expenses.  In December 2010, we incurred approximately $1.4 billion of indebtedness to finance our acquisition of Bresnan Cable.  We may continue to incur substantial amounts of debt in the future.  At December 31, 2012, our total indebtedness aggregated approximately $11.0 billion.  Because of our substantial indebtedness, we are highly leveraged and we will continue to be highly leveraged.  This means that our payments on our borrowings are significant in relation to our revenues and cash flow.  This leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness would not.

We have in past periods incurred substantial losses from continuing operations, we have a significant stockholders' deficiency, and we may in the future incur losses from continuing operations which could be substantial, which may reduce our ability to raise needed capital.

We have in the past reported losses from continuing operations and we may do so in the future.  Significant losses from continuing operations could adversely affect our ability to comply with the covenants and restrictions in our debt agreements and could limit our ability to raise needed financing, or to do so on favorable terms, as such losses could be taken into account by potential investors, lenders and the organizations that issue investment ratings on our indebtedness.

(23)

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

Cablevision's sole subsidiary is CSC Holdings.  CSC Holdings' principal subsidiaries include various entities that own cable television systems and other businesses.  Cablevision's ability to pay interest on and repay principal of its outstanding indebtedness is dependent upon the operations of CSC Holdings and its subsidiaries and the distributions or other payments of the cash they generate to Cablevision in the form of distributions, loans or advances.  Similarly, CSC Holdings' ability to pay interest and principal on its indebtedness is dependent in part on distributions from its subsidiaries.  The Company's subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Company's indebtedness or to make any funds available to the Company to do so.  Bresnan Cable is a party to a credit agreement and indenture that contain various financial and operating covenants that restrict the payment of dividends or other distributions.  In addition, Newsday LLC is a party to a credit agreement that contains various financial and operating covenants that restrict the payment of dividends or other distributions.  Also, our subsidiaries' creditors, including trade creditors, in the event of a liquidation or reorganization of any subsidiary, would be entitled to a claim on the assets of such subsidiaries, including any assets transferred to those subsidiaries, prior to any of our claims as a stockholder and those creditors are likely to be paid in full before any distribution is made to us.  To the extent that we are a creditor of a subsidiary, our claims could be subordinated to any security interest in the assets of that subsidiary and/or any indebtedness of that subsidiary senior to that held by us.

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

(24)

We will need to raise significant amounts of funding over the next several years to fund capital expenditures, repay existing obligations and meet other obligations and the failure to do so successfully could adversely affect our business.  We may also engage in extraordinary transactions that involve the incurrence of large amounts of debt.

Our business is very capital intensive.  Operating and maintaining our cable television plant requires significant amounts of cash payments to third parties.  Capital expenditures for our businesses were $1,075.3 million, $814.8 million and $823.2 million, in 2012, 2011 and 2010, respectively, and primarily include payments for customer premises equipment, such as new digital video cable boxes and modems, as well as infrastructure and capital expenditures related to our cable and Lightpath telecommunications networks, in addition to the capital requirements of our other businesses.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.  We expect these capital expenditures to continue to be significant as we further enhance our service offerings.  We have substantial future capital commitments in the form of long-term contracts that require substantial payments over a period of time.  We will not be able to generate sufficient cash internally to fund anticipated capital expenditures, meet these obligations and repay our indebtedness at maturity.  Accordingly, we will have to do one or more of the following:

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

Our cable television and other telecommunications businesses are heavily regulated and operate pursuant to detailed statutory and regulatory requirements at the federal, state and local level.  See "Item 1.  Business - Regulation".  In certain of our service areas, state or local franchising authorities regulate the basic service tier rates we may charge our customers for certain of our video services in accordance with FCC rules.  The FCC and state and local governments also regulate us in other ways that affect the daily conduct of our video delivery and video programming businesses, our voice business and our high-speed Internet access business.  In addition, our businesses are dependent upon governmental authorizations to carry on their operations. See discussion under "Item 1.  Business -Regulation".

Legislative enactments, court actions, and federal, state, and local regulatory proceedings frequently modify the terms under which we offer our services and operate.  The results of these legislative, judicial and administrative actions may materially adversely affect our business or results of operations.  New requirements giving third parties access to our network or other assets, for example, could materially affect our ability to compete.  Changes to regulations from which we benefit and on which we depend to run our businesses also could materially affect our operations.  Any action with respect to these or other matters by the courts, Congress, the FCC, the states of New York, New Jersey, Connecticut, Utah, Colorado, Wyoming, or Montana, or concerted action by local regulators, the likelihood or extent of which we cannot predict, could have a material adverse effect on us.

(25)

Our current franchises are non-exclusive and our franchisors need not renew our franchises.

Our cable television systems are operated primarily under non-exclusive franchise agreements with state or municipal government franchising authorities, with the latter in some states also subject to approval of state regulatory authorities.  Consequently, our business is dependent on our ability to obtain and renew our franchises.  Although we have never lost a franchise as a result of a failure to obtain a renewal, our franchises are subject to non renewal or termination under some circumstances.  In some cases in New York and New Jersey, franchise agreements have not been renewed by the expiration date, and we operate under temporary authority routinely granted from the state while negotiating renewal terms with the franchise authorities.  As of December 31, 2012, our ten largest franchise areas comprised approximately 48% of our total video customers and of those, one franchise, Newark, New Jersey comprising approximately 57,000 video customers, is expired.  We are currently lawfully operating in this franchise area under temporary authority recognized by the State of New Jersey.  In Montana, Wyoming, Colorado and Utah, franchises must be renewed prior to their expiration date, subject to the protections of federal law.  Neither the Company nor its predecessor in those states, Bresnan Communications, has ever lost a franchise.

A portion of our workforce is represented by labor unions.  Collective bargaining agreements can increase our expenses.  Labor disruptions could adversely affect our operations.

As of December 31, 2012, approximately 547 of our full-time employees were covered by collective bargaining agreements.  In addition, approximately 258 of our technician workforce in Brooklyn, New York are represented by the Communication Workers of America ("CWA").  Negotiations to reach a collective bargaining agreement with the CWA are ongoing.  On February 7, 2013, a petition was filed by members of the Brooklyn technician workforce with the National Labor Relations Board, seeking an election to vote on whether or not to decertify the CWA as their representative.  Collective bargaining agreements with the CWA covering this group of employees or agreements with other unionized employees may increase our expenses.  In addition, any disruptions to our operations due to labor related problems could have an adverse effect on our business.

Our Newsday business has suffered operating losses historically and such losses are expected to continue in the future.

Newsday suffered operating losses of $47.0 million, $31.7 million, and $12.6 million for the years ended December 31, 2012, 2011, and 2010, respectively, which included impairments of indefinite-lived intangible assets of $13.0 million, $11.0 million, and $7.8 million in 2012, 2011 and 2010, respectively.  Operating losses are expected to continue in the future.  In connection with the formation of a company through which we have an approximate 97.2% interest in Newsday, its subsidiary, Newsday LLC incurred $650.0 million of indebtedness under a senior secured loan facility and $630.0 million of the proceeds of these borrowings were paid to Newsday's former owner, Tribune Company.  These borrowings are guaranteed by CSC Holdings.  In addition, at December 31, 2012, Newsday Holdings LLC held $753.7 million aggregate principal amount of senior notes issued by Cablevision.  Newsday LLC has agreed that it will hold Cablevision or CSC Holdings senior notes or cash balances in excess of the amount of borrowings outstanding under its senior secured credit facility until it matures.

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

(26)

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

At December 31, 2012, we reported approximately $7.2 billion of consolidated total assets, of which $1.9 billion were intangible.  Intangible assets include franchises from city and county governments to operate cable television systems and goodwill.  While we believe that the carrying values of our intangible assets are recoverable, you should not assume that we would receive any cash from the voluntary or involuntary sale of these intangible assets, particularly if we were not continuing as an operating business.  We urge you to read carefully our consolidated financial statements contained herein, which provide more detailed information about these intangible assets.

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

The MSG Distribution and the AMC Networks Distribution could result in significant tax liability.

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

(27)

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

(28)

In connection with the MSG Distribution and AMC Networks Distribution, we will rely on Madison Square Garden's and AMC Networks' performance under various agreements.

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

(29)

As of February 22, 2013, the Dolan family, including trusts for the benefit of members of the Dolan family, collectively beneficially owned all of Cablevision's Class B common stock, less than 2% of Cablevision's outstanding Class A common stock and approximately 73% of the total voting power of all the outstanding Cablevision common stock.  Of this amount, our Chairman, Charles F. Dolan, beneficially owned approximately 59% of Cablevision's outstanding Class B common stock, less than 1% of Cablevision's outstanding Class A common stock and approximately 43% of the total voting power of all the outstanding Cablevision common stock.  The members of the Dolan family holding Class B common stock have executed a voting agreement that has the effect of causing the voting power of the Class B stockholders to be cast as a block with respect to the election of the directors elected by the Class B stockholders and any change of control transaction.  The Dolan family is able to prevent a change in control of Cablevision and no person interested in acquiring Cablevision will be able to do so without obtaining the consent of the Dolan family.  In the past, the Dolan family has made proposals to take Cablevision private, including a 2007 transaction that was submitted to a vote of Cablevision's stockholders but that did not receive shareholder approval.  In each such case, the Dolan family stated that they were only interested in pursuing their proposed transaction and would not sell their stake in Cablevision.  There can be no assurances that the Dolan family will not propose, undertake or consummate a similar transaction in the future.

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

We own our headquarters building located in Bethpage, New York with approximately 558,000 square feet of space, and certain other real estate where our earth stations, headend equipment and microwave receiving antennae are located primarily in New York, New Jersey and Connecticut, aggregating approximately 719,000 square feet of space.

(30)

We lease real estate where certain of our business offices, earth stations, transponders, microwave towers, warehouses, headend equipment, hub sites, access studios and microwave receiving antennae are located, aggregating approximately 2,193,000 square feet of space primarily in New York, New Jersey and Connecticut.  We also own approximately 111,000 square feet and lease approximately 216,000 square feet of certain other real estate where certain of our offices, earth stations, headend equipment and microwave receiving antennae are located throughout our Optimum West service area.

We lease several business offices in Woodbury, New York with an aggregate of approximately 120,000 square feet of space and business offices in Jericho, New York with approximately 621,000 square feet of space.  Of those amounts, we currently sublease approximately 288,000 square feet of space to third party tenants and approximately 33,000 square feet of space is currently vacant.  We also lease an office in Purchase, New York with approximately 31,000 square feet of space.  In addition, Newsday leases properties aggregating approximately 774,000 square feet of space which includes approximately 527,000 square feet relating to its administrative and printing facility in Melville, New York.

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

Refer to Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

(31)

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

Price Range of Cablevision NY Group Class A Common Stock

The following tables set forth for the periods indicated the intra-day high and low sales prices per share of the CNYG Class A common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2012:
First Quarter	$16.63	$13.65
Second Quarter	15.24	10.76
Third Quarter	17.43	12.66
Fourth Quarter	18.86	13.21

	High	Low
Year Ended December 31, 2011:
First Quarter(1)	$38.08	$33.26
Second Quarter(1)	36.86	32.80
Third Quarter	27.60	15.40
Fourth Quarter	18.25	11.57

(1)	Share prices through June 30, 2011 do not reflect the impact of the AMC Networks Distribution.

As of February 22, 2013, there were 1,069 holders of record of CNYG Class A common stock.

There is no public trading market for the CNYG Class B common stock, par value $.01 per share.  As of February 22, 2013, there were 24 holders of record of CNYG Class B common stock.

All membership interests in CSC Holdings are held by Cablevision.

(32)

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

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

October 24, 2012	$0.15	November 7, 2012	November 28, 2012
August 1, 2012	$0.15	August 14, 2012	September 4, 2012
May 1, 2012	$0.15	May 17, 2012	June 1, 2012
February 22, 2012	$0.15	March 9, 2012	March 30, 2012

October 27, 2011	$0.15	November 11, 2011	December 2, 2011
August 5, 2011	$0.15	August 19, 2011	September 9, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011
February 15, 2011	$0.125	February 28, 2011	March 21, 2011

Cablevision paid dividends aggregating $163.9 million and $162.0 million in 2012 and 2011, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2012, up to approximately $5.7 million will be paid when, and if, restrictions lapse on restricted shares outstanding.

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

Cablevision's indentures restrict the amount of dividends and distributions in respect of any equity interest that can be made.

CSC Holdings

During the years ended December 31, 2012 and 2011, CSC Holdings made equity distribution payments to Cablevision, its sole member, aggregating approximately $671.8 million and $929.9 million, respectively.  These distribution payments were funded from cash on hand and cash from operations.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest and principal payments on its senior notes;

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and

•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

(33)

Additionally on June 30, 2011, CSC Holdings distributed to Cablevision all of the outstanding common stock of AMC Networks.

CSC Holdings may make distributions on its membership interests only if sufficient funds exist as determined under Delaware law.

CSC Holdings' indentures and CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.

Recent Sales and Use of Proceeds

In June 2010, Cablevision's Board of Directors authorized the repurchase of up to $500 million of CNYG Class A common stock.  In February 2011, Cablevision's Board of Directors authorized the repurchase of up to an additional $500 million of CNYG Class A common stock.  In May 2012, Cablevision's Board of Directors authorized the repurchase of up to another $500 million of CNYG Class A common stock giving the Company the ability to repurchase up to a total of $1.5 billion of CNYG Class A common stock since inception of the program.  Under the repurchase program, shares of CNYG Class A common stock may be purchased from time to time in the open market.  The program does not have an expiration date and may be suspended at any time at the discretion of the Board of Directors.  There were no repurchases during the fourth quarter of 2012.  As of December 31, 2012, the Company had $455.3 million of availability remaining under its stock repurchase authorizations.

(34)

CNYG Stock Performance Graph

The chart below compares the performance of the Company's CNYG Class A common stock with the performance of the S&P 500 Index and a Peer Group Index by measuring the changes in CNYG Class A common stock prices from December 31, 2007 through December 31, 2012.  As required by the SEC, the values shown assume the reinvestment of all dividends and also reflect the effect of the AMC Distribution and MSG Distribution.  Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, the Company has created a Peer Group Index for purposes of this graph in accordance with the requirements of the SEC.  The Peer Group Index is made up of companies that engage in cable television operations as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which the Company is engaged and some of the companies included in the Peer Group Index also engage in lines of business in which the Company does not participate.  Additionally, the market capitalizations of many of the companies included in the Peer Group are quite different from that of the Company.  The common stocks of the following companies have been included in the Peer Group Index for 2012:  Comcast Corporation, Mediacom Communications Corporation (until March 4, 2011 when Mediacom stock ceased trading), Time Warner Cable Inc. (from January 5, 2007, when Time Warner Cable stock began trading), and Charter Communications (from December 2, 2009, when Charter emerged from bankruptcy).  The chart assumes $100 was invested on December 31, 2007 in each of the Company's CNYG Class A common stock, the S&P 500 Index and in a Peer Group Index and reflects reinvestment of dividends on a quarterly basis and market capitalization weighting.

	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012
CNYG CLASS A	$100	$69	$109	$176	$109	$119
S&P 500 INDEX	$100	$63	$80	$92	$94	$109
PEER GROUP	$100	$89	$100	$143	$152	$239

(35)

Item 6.	Selected Financial Data

The operating and balance sheet data included in the following selected financial data have been derived from the consolidated financial statements of Cablevision and CSC Holdings.  The selected financial data presented below should be read in conjunction with the audited consolidated financial statements of Cablevision and CSC Holdings and the notes thereto included in Item 8 of this Report.

Operating Data:
	Cablevision Systems Corporation
	Years Ended December 31,
	2012	2011	2010(a)	2009	2008
	(Dollars in thousands)

Revenues, net	$6,705,461	$6,700,848	$6,177,575	$5,900,074	$5,480,799
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,323,655	2,968,540	2,663,748	2,532,844	2,391,392
Selling, general and administrative	1,544,109	1,482,344	1,440,731	1,389,525	1,253,863
Restructuring expense (credits)	(770)	6,311	(58)	5,583	3,049
Depreciation and amortization (including impairments)	1,078,957	1,014,974	887,092	916,408	1,333,101
Operating income	759,510	1,228,679	1,186,062	1,055,714	499,394
Other income (expense):
Interest expense, net	(719,671)	(745,706)	(710,751)	(669,814)	(687,725)
Gain on sale of affiliate interests	716	683	2,051	-	-
Gain (loss) on investments, net	294,235	37,384	109,813	(977)	(33,176)
Gain (loss) on equity derivative contracts, net	(211,335)	1,454	(72,044)	631	51,772
Loss on interest rate swap contracts, net	(1,828)	(7,973)	(85,013)	(75,631)	(202,840)
Loss on extinguishment of debt and write-off of deferred financing costs	(66,213)	(92,692)	(110,049)	(73,457)	-
Miscellaneous, net	1,770	1,265	1,447	543	885

Income (loss) from continuing operations before income taxes	57,184	423,094	321,516	237,009	(371,690)
Income tax benefit (expense)	(23,821)	(184,436)	(113,767)	(113,177)	113,918
Income (loss) from continuing operations	33,363	238,658	207,749	123,832	(257,772)
Income from discontinued operations, net of income taxes	200,250	53,623	153,848	161,467	21,600
Net income (loss)	233,613	292,281	361,597	285,299	(236,172)
Net loss (income) attributable to noncontrolling interests	(90)	(424)	(649)	273	8,108
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$233,523	$291,857	$360,948	$285,572	$(228,064)

(a)	Amounts include the operating results of Bresnan Cable from the date of acquisition on December 14, 2010.

(36)

	Cablevision Systems Corporation
	Years Ended December 31,
	2012	2011	2010(a)	2009	2008
	(Dollars in thousands, except per customer, per unit and per share data)
INCOME (LOSS) PER SHARE:

Basic net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$0.13	$0.86	$0.71	$0.43	$(0.86)

Income (loss) from discontinued operations	$0.76	$0.19	$0.52	$0.55	$0.07

Net income (loss)	$0.89	$1.06	$1.23	$0.98	$(0.79)

Basic weighted average common shares (in thousands)	262,258	276,369	293,165	291,759	290,286

Diluted net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$0.12	$0.84	$0.69	$0.42	$(0.86)

Income (loss) from discontinued operations	$0.75	$0.19	$0.51	$0.54	$0.07

Net income (loss)	$0.87	$1.02	$1.20	$0.96	$(0.79)

Diluted weighted average common shares (in thousands)	267,330	284,904	301,880	298,444	290,286

Cash dividends declared and paid per common share	$0.600	$0.575	$0.475	$0.40	$0.20

Amounts attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations, net of income taxes	$33,273	$238,234	$207,100	$124,105	$(249,664)
Income from discontinued operations, net of income taxes	200,250	53,623	153,848	161,467	21,600
Net income (loss)	$233,523	$291,857	$360,948	$285,572	$(228,064)

(a)	Amounts include the operating results of Bresnan Cable from the date of acquisition on December 14, 2010.

(37)

	CSC Holdings, LLC
	Years Ended December 31,
	2012	2011	2010(a)	2009	2008
	(Dollars in thousands)

Revenues, net	$6,705,461	$6,700,848	$6,177,575	$5,900,074	$5,480,799
Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,323,655	2,968,540	2,663,748	2,532,844	2,391,392
Selling, general and administrative	1,544,109	1,482,344	1,440,731	1,389,525	1,253,863
Restructuring expense (credits)	(770)	6,311	(58)	5,583	3,049
Depreciation and amortization (including impairments)	1,078,957	1,014,974	887,092	916,408	1,333,101
Operating income	759,510	1,228,679	1,186,062	1,055,714	499,394
Other income (expense):
Interest expense, net	(466,380)	(503,124)	(470,338)	(493,672)	(536,287)
Gain on sale of affiliate interests	716	683	2,051	-	-
Gain (loss) on investments, net	294,235	37,384	109,813	(977)	(33,176)
Gain (loss) on equity derivative contracts, net	(211,335)	1,454	(72,044)	631	51,772
Loss on interest rate swap contracts, net	(1,828)	(7,973)	(85,013)	(75,631)	(202,840)
Loss on extinguishment of debt and write-off of deferred financing costs	(66,213)	(92,692)	-	(72,870)	-
Miscellaneous, net	1,770	1,265	1,433	543	881
Income (loss) from continuing operations before income taxes	310,475	665,676	671,964	413,738	(220,256)
Income tax benefit (expense)	(124,374)	(292,598)	(250,886)	(184,255)	54,273
Income (loss) from continuing operations	186,101	373,078	421,078	229,483	(165,983)
Income from discontinued operations, net of income taxes	200,250	53,623	153,848	161,467	21,600
Net income (loss)	386,351	426,701	574,926	390,950	(144,383)
Net loss (income) attributable to noncontrolling interests	(90)	(424)	(649)	273	8,108
Net income (loss) attributable to CSC Holdings, LLC's sole member	$386,261	$426,277	$574,277	$391,223	$(136,275)

Amounts attributable to CSC Holdings, LLC's sole member:

Income (loss) from continuing operations, net of income taxes	$186,011	$372,654	$420,429	$229,756	$(157,875)
Income from discontinued operations, net of income taxes	200,250	53,623	153,848	161,467	21,600
Net income (loss)	$386,261	$426,277	$574,277	$391,223	$(136,275)

(a)	Amounts include the operating results of Bresnan Cable from the date of acquisition on December 14, 2010.

(38)

Balance Sheet Data:
	Cablevision Systems Corporation
	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Total assets	$7,246,224	$7,143,325	$8,867,092	$9,676,772	$9,971,684
Credit facility debt	4,658,106	5,184,194	5,756,510	4,718,750	4,953,750
Collateralized indebtedness	556,152	455,938	352,606	375,832	448,738
Senior notes and debentures	5,738,219	5,446,660	5,568,193	5,022,600	5,197,278
Notes payable	12,585	29,227	-	-	6,230
Capital lease obligations	56,569	42,763	31,237	31,930	33,286
Total debt	11,021,631	11,158,782	11,708,546	10,149,112	10,639,282
Redeemable noncontrolling interest	11,999	13,761	14,698	12,175	12,012
Stockholders' deficiency	(5,639,164)	(5,575,855)	(6,296,918)	(5,155,955)	(5,367,991)
Noncontrolling interests	1,158	1,791	1,485	521	333
Total deficiency	(5,638,006)	(5,574,064)	(6,295,433)	(5,155,434)	(5,367,658)

	CSC Holdings, LLC
	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Total assets	$7,448,145	$7,601,785	$9,172,292	$9,872,523	$10,225,595
Credit facility debt	4,658,106	5,184,194	5,756,510	4,718,750	4,953,750
Collateralized indebtedness	556,152	455,938	352,606	375,832	448,738
Senior notes and debentures	2,846,683	3,279,694	3,402,505	3,134,909	3,697,278
Notes payable	12,585	29,227	-	-	6,230
Capital lease obligations	56,569	42,763	31,237	31,930	33,286
Total debt	8,130,095	8,991,816	9,542,858	8,261,421	9,139,282
Redeemable noncontrolling interest	11,999	13,761	14,698	12,175	12,012
Stockholder's deficiency	-	-	-	-	(3,603,782)
Member's deficiency	(2,851,773)	(3,414,943)	(4,150,245)	(3,090,152)	-
Noncontrolling interests	1,158	1,791	1,485	521	333
Total deficiency	(2,850,615)	(3,413,152)	(4,148,760)	(3,089,631)	(3,603,449)

(39)

Statistical Data (Unaudited):

	New York Metropolitan Service Area			Optimum West Service Area			Total (f)
	As of December 31,
	2012(g)	2011	2010	2012	2011	2010(a)	2012(g)	2011	2010
	(in thousands, except per customer amounts)

Customer relationships(b)	3,230	3,255	3,298	370	356	350	3,601	3,611	3,648
Video customers(c)	2,893	2,947	3,008	304	303	306	3,197	3,250	3,314
High-speed data customers	2,763	2,701	2,653	292	264	239	3,055	2,965	2,892
Voice customers	2,264	2,201	2,138	170	156	131	2,433	2,357	2,269

Serviceable passings(d)	4,979	4,922	4,882	667	662	650	5,646	5,584	5,532

Penetration:
Customers relationships to serviceable passings	64.9%	66.1%	67.6%	55.5%	53.7%	53.8%	63.8%	64.7%	65.9%
Video customers to serviceable passings	58.1%	59.9%	61.6%	45.6%	45.7%	47.1%	56.6%	58.2%	59.9%
High-speed data customers to serviceable passings	55.5%	54.9%	54.3%	43.8%	39.9%	36.8%	54.1%	53.1%	52.3%
Voice customers to serviceable passings	45.5%	44.7%	43.8%	25.4%	23.5%	20.2%	43.1%	42.2%	41.0%

Average Monthly Revenue per Customer Relationship ("RPC")(e)	$137.51	$141.37	$137.73	$118.84	$114.85	N/A	$135.61	$138.77	N/A
Average Monthly Revenue per Video Customer ("RPS")(e)	$153.22	$156.09	$150.68	$143.99	$134.60	N/A	$152.35	$154.10	N/A

N/A	Not meaningful.
(a)	Reflects data related to Bresnan Cable, which was acquired by the Company on December 14, 2010.
(b)	Represents number of households/businesses that receive at least one of the Company's services (see footnote (g) below).
(c)
Video customers represent each customer account (set up and segregated by customer name and address), weighted equally and counted as one customer, regardless of size, revenue generated, or number of boxes, units, or outlets.  In calculating the number of customers, we count all customers other than inactive/disconnected customers (see footnote (g) below).  Free accounts are included in the customer counts along with all active accounts, but they are limited to a prescribed group such as our current and retired employees.  Most of these accounts are also not entirely free, as they typically generate revenue through pay-per-view or other pay services.  Free status is not granted to regular customers as a promotion.  We count a bulk commercial customer, such as a hotel, as one customer, and do not count individual room units at that hotel.  In counting bulk residential customers, such as an apartment building, we count each subscribing family unit within the building as one customer, but do not count the master account for the entire building as a customer.

(d)
Represents the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines.

(e)
RPC is calculated by dividing the average monthly U.S. generally accepted accounting principles ("GAAP") revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath, for the fourth quarter of each year presented by the average number of customer relationships served by our cable television systems for the same period.  RPS is calculated using these same revenues divided by the average number of video customers for the respective periods.  For purposes of this calculation, both revenue and average number of video customers exclude our Lightpath operations because Lightpath's third-party revenues are unrelated to our cable television system customers.

(f)	The sum of the customer data by service area may not equal the total amount presented due to rounding.
(g)
Amounts exclude customers that were located in the areas most severely impacted by Superstorm Sandy who we have been unable to contact and those whose billing we have decided to suspend temporarily during restoration of their homes.  These customers represent approximately 11 thousand customer relationships, 10 thousand video, 9 thousand high-speed data and 7 thousand voice.  Because of Superstorm Sandy, we suspended our normal collection efforts and non-pay disconnect policy.  As a result, the customer information in the table above includes delinquent customer accounts that exceed our normal disconnect timeline.  Of these delinquent accounts, we estimated the number of accounts that we believe will be disconnected in 2013 as our normal collection and disconnect procedures resume and our customer counts as of December 31, 2012 have been reduced accordingly (27 thousand customer relationships, 24 thousand video, 23 thousand high-speed data and 19 thousand voice).

(40)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K contains statements that constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Form 10-K there are statements concerning our future operating results and future financial performance.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results and future financial performance identify forward looking statements.  Investors are cautioned that such forward looking statements are not guarantees of future performance or results and involve risks and uncertainties and that actual results or developments may differ materially from the forward looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;
•
competition for subscribers from existing competitors (such as telephone companies and direct broadcast satellite ("DBS") distributors) and new competitors (such as high-speed wireless providers) entering our franchise areas;

•	demand for our video, high-speed data and voice services, which are impacted by competition from other services and the other factors discussed herein;
•	industry conditions;
•	changes in the laws or regulations under which we operate;
•	the outcome of litigation and other proceedings, including the matters described under Item 3. Legal Proceedings;
•	general economic conditions in the areas in which we operate;
•	the state of the market for debt securities and bank loans;
•	demand for advertising in our newspapers along with subscriber and single copy outlet sales demand for our newspapers;
•	the level of our capital expenditures;
•	the level of our expenses, including the cost of programming;
•	future acquisitions and dispositions of assets;
•	market demand for new services;
•	demand for advertising;
•	the tax-free treatment of the MSG Distribution and the AMC Networks Distribution (each as defined herein);
•	whether pending uncompleted transactions, if any, are completed on the terms and at the times set forth (if at all);
•	other risks and uncertainties inherent in the cable television and newspaper publishing businesses, and our other businesses;
•	financial community and rating agency perceptions of our business, operations, financial condition and the industries in which we operate; and
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

(41)

CABLEVISION SYSTEMS CORPORATION

All dollar amounts, except per customer, per unit, per share data, and tender prices per note, included in the following discussion under this Item 7, are presented in thousands.

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

Capital and credit market disruptions often cause broader economic downturns, which may lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  We have experienced some of the effects of the recent economic downturn.  Events such as these may adversely impact our results of operations, cash flows and financial position.

On October 29, 2012, Superstorm Sandy made landfall in our New York metropolitan service area, resulting in widespread power outages and service disruptions for almost 60% of our customers in this service area, as well as damage to certain portions of our cable network.  See discussion below in "Business Segments Results - Telecommunications Services" for a summary of service outage credits, incremental costs and capital expenditures related to Superstorm Sandy.

On June 30, 2011, we distributed to our stockholders all of the outstanding common stock of  AMC Networks Inc., a company which consists principally of national programming networks, including AMC, WE tv, IFC and Sundance Channel, previously owned and operated by our Rainbow segment.

On February 9, 2010, we distributed to our stockholders all of the outstanding common stock of Madison Square Garden, a company which owns the sports, entertainment and media businesses previously owned and operated by our Madison Square Garden segment.

As a result of the AMC Networks Distribution and the MSG Distribution, we no longer consolidate the financial results of AMC Networks or Madison Square Garden for the purpose of our own financial reporting and the historical financial results of AMC Networks and Madison Square Garden have been reflected in our consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date and the MSG Distribution date.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 94% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2012, derives revenues principally through monthly charges to subscribers of our video, high-speed data (often called "broadband" Internet access), and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations.  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.  Programming costs are the most significant part of our operating expenses and are expected to continue to increase primarily as a result of contractual rate increases and additional service offerings.

(42)

In 2012, in our New York metropolitan service area, we did not implement a residential rate increase and extended the term of certain promotional offers as a result of our focus on retention and acquisition of subscribers.  Consequently, our revenue growth for the year ended December 31, 2012 was negatively impacted.  Additionally, we have experienced a significant increase in our level of capital expenditures and an increase in our operating expenses for the year ended December 31, 2012 (excluding the incremental costs attributable to Superstorm Sandy).  We expect these capital expenditures and operating costs to continue to be significant as we further enhance our service offerings.  See "Liquidity and Capital Resources - Capital Expenditures" for additional information regarding our capital expenditures.

See discussion below in "Business Segments Results - Telecommunications Services" for a summary of service outage credits, incremental costs and capital expenditures related to Superstorm Sandy.

Our cable television service, which accounted for 52% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2012, faces competition from video service provided by incumbent telephone companies, DBS service providers, and others, including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail below, we face intense competition in our New York metropolitan service area from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T"), which offer video programming in addition to their voice and high-speed Internet access services to residential customers in this service area.  Verizon has made and may continue to make promotional offers to customers in our New York metropolitan service area at prices lower than ours.  To the extent these incumbent telephone companies continue to offer promotional packages at prices lower than ours, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.

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

(43)

Our high-speed data services business, which accounted for 21% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2012, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T in our New York metropolitan service area and CenturyLink in our cable television systems in Montana, Wyoming, Colorado and Utah.  Due to our high penetration in our New York metropolitan service area (55.5% of serviceable passings at December 31, 2012) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

Our VoIP offering, which accounted for 14% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2012, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T in our New York metropolitan service area and CenturyLink in our Optimum West service area.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico and the U.S. Virgin Islands) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Due to our high penetration in the New York metropolitan service area (45.5% of serviceable passings at December 31, 2012) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

The Telecommunications Services segment advertising and other revenues accounted for 2% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2012.

Lightpath, which operates in our New York metropolitan service area, accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2012. Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent that dominant market leaders decide to reduce their prices, future success of our Lightpath business may be negatively impacted.

Other

Our Other segment, which accounted for 6% of our consolidated revenues, net of inter-segment eliminations, for the year ended December 31, 2012, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theatre business, Clearview Cinemas, (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities and other local programming, (v) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the year ended December 31, 2012, advertising revenues accounted for 70% and circulation revenues accounted for 29% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday through local retail outlets.

Local economic conditions affect the levels of retail and classified newspaper advertising revenue.  General economic conditions, changes in consumer spending, auto sales, housing sales, unemployment rates, job creation, readership and circulation levels and rates all impact demand for advertising.  For the year ended December 31, 2012, Newsday experienced a decline of $9,811 (5%) in advertising revenues as compared to 2011. Circulation revenue for the year ended December 31, 2012 increased $976 (1%) over the same period in the prior year due primarily to higher home delivery subscription revenues, partially offset by lower single copy sales.

(44)

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

We continue to explore potential strategic alternatives for Clearview.  There is no assurance that we will be successful in concluding a transaction for Clearview and we may discontinue our exploration of a potential transaction at any time.

News 12 Networks

Our News 12 Networks, which include seven 24-hour local news channels and five traffic and weather services dedicated to covering areas within the New York metropolitan area, derives its revenues from the sale of advertising on its networks and affiliation fees paid by cable operators, principally Cablevision.

MSG Varsity

MSG Varsity is a network dedicated entirely to showcasing high school sports and activities and other local programming.  It does not receive intercompany affiliation fees from the Telecommunications Services segment and has minimal revenues.

Cablevision Media Sales

Cablevision Media Sales is a cable television advertising company that derives its revenues from the sale of local and regional commercial advertising time on cable television networks in the New York metropolitan area, and which offers advertisers the opportunity to target geographic and demographic audiences.

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

(45)

Impairment of Long-Lived and Indefinite-Lived Assets:

The Company's long-lived and indefinite-lived assets at December 31, 2012 include goodwill of $442,773, other intangible assets of $1,479,575 ($1,277,010 of which are indefinite-lived intangible assets), and $3,378,538 of property, plant and equipment.  Such assets accounted for approximately 73% of the Company's consolidated total assets.  Goodwill and identifiable indefinite-lived intangible assets, which represent primarily the Company's cable television franchises, various trademarks and licenses, are tested annually for impairment during the first quarter ("annual impairment test date") and upon the occurrence of certain events or substantive changes in circumstances.

Goodwill

During 2012, the Company adopted Accounting Standards Update No. 2011-08 ("ASU No. 2011-08"), Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, that simplifies how an entity tests goodwill for impairment.  It provides an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and whether it is necessary to perform the two-step goodwill impairment test.  We assess qualitative factors for certain of our reporting units that carry goodwill. Among other relevant events and circumstances that affect the fair value of these reporting units, we assess individual factors such as:

•	macroeconomic conditions;
•	industry and market conditions;
•	overall financial performance of the reporting unit;
•	changes in management, strategy or customers; and
•	relevant reporting unit specific events such as a change in the carrying amount of net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit.

The Company assesses these qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU No. 2011-08, this quantitative test is required only if the Company concludes that it is more likely than not that a reporting unit's fair value is less than its carrying amount.

When the qualitative assessment is not used, or if the qualitative assessment is not conclusive, the Company is required to determine goodwill impairment using a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination.  For the purpose of evaluating goodwill impairment at the annual impairment test date, the Company had three reporting units containing approximately 98% of the Company's goodwill balance of $442,773.  These reporting units are the Consumer Services (cable television) reporting unit in the Telecommunications Services reportable segment ($402,026), the Lightpath reporting unit in the Telecommunications Services reportable segment ($21,487), and the Clearview Cinemas reporting unit in the Other reportable segment ($10,348).

(46)

Indefinite-lived Intangible Assets

The impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value.  If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  The following table sets forth the amount of identifiable indefinite-lived intangible assets reported in the Company's consolidated balance sheet as of December 31, 2012:

Reportable Segment	Unit of Accounting	Identifiable Indefinite- Lived Intangible Assets Balance

Telecommunications Services	Cable Television Franchises	$1,240,228

Other	Newsday Trademarks	32,300

Telecommunications Services and Other	FCC licenses and other indefinite-lived intangibles	4,482
		$1,277,010

Long-lived Assets and Amortizable Intangible Assets

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

In assessing the recoverability of the Company's goodwill and other long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and also the magnitude of any such charge.  Fair value estimates are made at a specific point in time, based on relevant information.  These estimates are subjective in nature and involve uncertainties and matters of significant judgments and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.  Estimates of fair value are primarily determined using discounted cash flows and comparable market transactions.  These valuations are based on estimates and assumptions including projected future cash flows, discount rate, determination of appropriate market comparables and determination of whether a premium or discount should be applied to comparables.  For the reporting units in the Telecommunications Services reportable segment, these valuations also include assumptions for average annual revenue per customer, number of serviceable passings, operating margin and market penetration as a percentage of serviceable passings, among other assumptions.  Further, the projected cash flow assumptions consider contractual relationships, customer attrition, eventual development of new technologies and market competition.  For Newsday, these valuations also include assumptions for advertising and circulation revenue trends, operating margin, market participant synergies, and market multiples for comparable companies.  If these estimates or material related assumptions change in the future, we may be required to record impairment charges related to our long-lived assets.

Based on the Company's annual impairment test during the first quarter of 2012, the Company's reporting units had significant safety margins, representing the excess of the estimated fair value of each reporting unit less its respective carrying value (including goodwill allocated to each respective reporting unit).  In order to evaluate the sensitivity of the estimated fair value calculations of the Company's reporting units on the annual impairment calculation for goodwill, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair values of each reporting unit.  These hypothetical decreases of 10%, 20% and 30% would have no impact on the goodwill impairment analysis for the Company's Consumer Services, Lightpath and Clearview Cinemas reporting units.

(47)

The Company's identifiable indefinite-lived intangible assets that represent over 99% of the total indefinite-lived intangibles recorded on the consolidated balance sheet at December 31, 2012 are the Company's cable television franchises and various reporting unit trademarks, which are valued using an income approach or market approach.  The Company's cable television franchises are the largest of the Company's identifiable indefinite-lived intangible assets and reflect agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area.  Our cable television franchises are valued using a discounted cash flows ("DCF") methodology.  The DCF methodology used to value cable television franchises entails identifying the projected discrete cash flows related to such cable television franchises and discounting them back to the valuation date.  The projected discrete cash flows related to such cable television franchises represent the rights to solicit and the right to service potential customers in the service areas defined by franchise rights currently held by the Company.  Significant judgments inherent in a valuation include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to the cable television franchises and identification of appropriate continuing growth rate assumptions.  The discount rates used in the DCF analysis are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.
Based on the Company's annual impairment test during the first quarter of 2012, the Company's units of accounting that represent approximately 57% of the Company's identifiable indefinite-lived intangible assets have significant safety margins, representing the excess of the identifiable indefinite-lived intangible assets estimated fair value unit of accounting over their respective carrying values.  In order to evaluate the sensitivity of the fair value calculations of all the Company's identifiable indefinite-lived intangibles, the Company applied hypothetical 10%, 20% and 30% decreases to the estimated fair value of each of the Company's identifiable indefinite-lived intangibles.  These hypothetical 10%, 20% and 30% decreases in estimated fair value would have resulted in an impairment to the Company's Bresnan related franchise rights, and the Newsday related trademarks, which had a carrying value of $554,000 (approximately $508,000 related to Bresnan) at the annual impairment test date.  The hypothetical fair value decreases would have resulted in impairment charges of approximately $4,000 at 10%, approximately $33,000 at 20%, and approximately $98,000 at 30% related to these identifiable indefinite-lived intangibles.

During the fourth quarter of 2012, 2011 and 2010, the Company recorded an impairment charge of $13,000, $11,000 and $7,800, respectively, relating to the excess of the carrying value over the estimated fair value of Newsday's indefinite-lived intangible trademarks.

The Company determined the fair value of our Newsday reporting unit based on a weighting of the estimated fair values determined under the income approach and the market approach.  The income approach utilizes a DCF valuation methodology, which requires the exercise of significant judgments, including judgments about appropriate discount rates based on the assessment of risks inherent in the projected future cash flows including the cash flows generated from potential synergies a market participant may generate, the amount and timing of expected future cash flows, including expected cash flows beyond the Company's current long-term business planning period, and certain tax benefits the Company would recognize.  The discount rate utilized for the interim impairment assessment was a consolidated weighted average discount rate of 11.5% at December 31, 2012, 12.5% at December 31, 2011, and 12% at December 31, 2010.  The market approach measures fair value using market multiples of various financial measures compared to a set of comparable publicly traded newspaper publishing companies and comparable transactions taking into consideration potential synergies a market participant may generate and requires significant judgments in determining comparable market multiples.  The weighting between the income approach and market approach was weighted more towards the income approach based on our belief that the income approach was more reliable in the midst of the steep economic decline impacting the publishing industry, and in view of the fact that there were no recent observable sales transactions involving the newspaper business.  The estimated fair values of Newsday's indefinite-lived intangibles, which relate primarily to the trademarks associated with its newspaper mastheads, were based on discounted future cash flows calculated based on the relief-from-royalty method.  Changes in such estimates or the application of alternative assumptions could produce significantly different results.

(48)

The reduction in estimated fair values of the trademarks under the relief-from-royalty method was primarily due to changes in the discount rate for the Newsday print newspaper from 12.0% in 2010 to 12.5% in 2011 and 11.5% in 2012, and a decline in the Company's revenue projections for the Newsday print newspaper and newsday.com in those years in comparison to the revenue projections originally used when Newsday was acquired in July 2008.  The primary reason for the change in the discount rate for the Newsday print newspaper trademark from 12.0% in 2010 to 11.5% in 2012 was due to a decrease in both the estimated cost of equity and debt for the industry, which was primarily due to a decrease in the economic volatility affecting the overall economy, and in particular the newspaper publishing industry, and a decrease in borrowing costs to the industry.  The assumed royalty rate was 3% for 2010 and 2011 and decreased to 2% for 2012, although this was a decline from the 4% that was originally used when Newsday was acquired.  The decrease from 4% to 2% was due to the lower projected margins for the Newsday print newspaper and newsday.com.

Valuation of Deferred Tax Assets:

Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and net operating loss carry forwards ("NOLs").  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statement of operations.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.  The Company increased the valuation allowance by $5,480 and $1,822 in 2012 and 2011, respectively, and decreased the valuation allowance by $2,428 in 2010.  During 2011 and 2010, certain state NOLs expired prior to utilization.  The deferred tax asset corresponding to the expired NOLs had been fully offset by a valuation allowance. The associated deferred tax asset and valuation allowance were both reduced by $425 and $287 in 2011 and 2010, respectively.  Pursuant to certain LLC conversions during 2012, state NOLs for which the deferred tax asset had been offset by a valuation allowance were eliminated. The associated deferred tax asset and valuation allowance were both reduced by $3,074 in 2012.

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

(49)

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

Legal Contingencies

The Company is party to various lawsuits and proceedings and is subject to other claims that arise in the ordinary course of business, some involving claims for substantial damages.  The Company records an estimated liability for these claims when management believes the loss from such matters is probable and reasonably estimable.  The Company reassesses the risk of loss as new information becomes available and adjusts liabilities as necessary.  The actual cost of resolving a claim may be substantially different from the amount of the liability recorded.  Refer to Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our legal contingencies.

Certain Transactions

The following transactions occurred during the periods covered by this Management's Discussion and Analysis of Financial Condition and Results of Operations:

2011 Transactions

On June 30, 2011, we completed the AMC Networks Distribution.  As a result of the AMC Networks Distribution, we no longer consolidate the financial results of AMC Networks for the purpose of our own financial reporting and the historical financial results of AMC Networks have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the AMC Networks Distribution date.

2010 Transactions

On February 9, 2010, we completed the MSG Distribution.  As a result of the MSG Distribution, we no longer consolidate the financial results of Madison Square Garden for the purpose of our own financial reporting and the historical financial results of Madison Square Garden have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented through the MSG Distribution date.

On December 14, 2010, we completed the acquisition of Bresnan Cable for a purchase price of $1,364,276.  The acquisition was financed using an equity contribution by CSC Holdings of $395,000 (which CSC Holdings borrowed under its revolving loan facility) and debt consisting of an undrawn $75,000 revolving loan facility, a $765,000 term loan facility and $250,000 8.0% senior notes due 2018.

(50)

Litigation Settlement

On October 21, 2012, the Company and AMC Networks settled the litigation with DISH Network relating to VOOM HD Holdings LLC. The terms of the settlement provided for the following, among other things:

•	DISH Network paid a cash settlement of $700,000 to an account for the benefit of the Company and AMC Networks;
•	The Company agreed to sell to DISH Network its multichannel video and data distribution service ("MVDDS") spectrum licenses in 45 metropolitan areas in the U.S.;
•
DISH Network entered into a long-term affiliation agreement with subsidiaries of AMC Networks to carry on its satellite service AMC, IFC, the Sundance Channel and WE tv, and with a subsidiary of The Madison Square Garden Company to carry Fuse; and

•
An affiliate of DISH Network conveyed its 20% membership interest in VOOM HD to Rainbow Programming Holdings LLC, such that all of the cash settlement remains with the Company and AMC Networks and its subsidiary, Rainbow Programming Holdings LLC (the "AMC Parties").

The allocation of the settlement proceeds between the Company and the AMC Parties will be determined pursuant to the VOOM Litigation Agreement (see Note 20 to our consolidated financial statements).  The Company and AMC Networks agreed that, pending a determination of the allocation of the settlement proceeds, $350,000 of the cash proceeds would be distributed to each of the Company and AMC Networks.  The Company received its $350,000 distribution in December 2012.  The Company recorded a pre-tax gain of $343,887 included in discontinued operations which represents the actual cash received, net of the carrying amount of the Company's MVDDS licenses.  Any additional proceeds received by the Company as a result of the determination of the allocation of the VOOM litigation settlement will be recognized when received.

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

(51)

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF INCOME DATA

	Years Ended December 31,
	2012		2011
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$6,705,461	100%	$6,700,848	100%	$4,613

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	3,323,655	50	2,968,540	44	(355,115)
Selling, general and administrative	1,544,109	23	1,482,344	22	(61,765)
Restructuring expense (credits)	(770)	-	6,311	-	7,081
Depreciation and amortization (including impairments)	1,078,957	16	1,014,974	15	(63,983)
Operating income	759,510	11	1,228,679	18	(469,169)
Other income (expense):
Interest expense, net	(719,671)	(11)	(745,706)	(11)	26,035
Gain on sale of affiliate interests	716	-	683	-	33
Gain on investments, net	294,235	4	37,384	1	256,851
Gain (loss) on equity derivative contracts, net	(211,335)	(3)	1,454	-	(212,789)
Loss on interest rate swap contracts, net	(1,828)	-	(7,973)	-	6,145
Loss on extinguishment of debt and write-off of deferred financing costs	(66,213)	(1)	(92,692)	(1)	26,479
Miscellaneous, net	1,770	-	1,265	-	505
Income from continuing operations before income taxes	57,184	1	423,094	6	(365,910)
Income tax expense	(23,821)	-	(184,436)	(3)	160,615
Income from continuing operations	33,363	-	238,658	4	(205,295)
Income from discontinued operations, net of income taxes	200,250	3	53,623	1	146,627
Net income	233,613	3	292,281	4	(58,668)
Net income attributable to noncontrolling interests	(90)	-	(424)	-	334
Net income attributable to Cablevision Systems Corporation stockholders	$233,523	3%	$291,857	4%	$(58,334)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$759,510	$1,228,679	$(469,169)
Share-based compensation	61,623	44,536	17,087
Depreciation and amortization (including impairments)	1,078,957	1,014,974	63,983
Restructuring expense (credits)	(770)	6,311	(7,081)
AOCF	$1,899,320	$2,294,500	$(395,180)

(52)

STATEMENT OF INCOME DATA (continued)

	Years Ended December 31,
	2011		2010
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$6,700,848	100%	$6,177,575	100%	$523,273

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	2,968,540	44	2,663,748	43	(304,792)
Selling, general and administrative	1,482,344	22	1,440,731	23	(41,613)
Restructuring expense (credits)	6,311	-	(58)	-	(6,369)
Depreciation and amortization (including impairments)	1,014,974	15	887,092	14	(127,882)
Operating income	1,228,679	18	1,186,062	19	42,617
Other income (expense):
Interest expense, net	(745,706)	(11)	(710,751)	(12)	(34,955)
Gain on sale of affiliate interests	683	-	2,051	-	(1,368)
Gain on investments, net	37,384	1	109,813	2	(72,429)
Gain (loss) on equity derivative contracts, net	1,454	-	(72,044)	(1)	73,498
Loss on interest rate swap contracts, net	(7,973)	-	(85,013)	(1)	77,040
Loss on extinguishment of debt and write-off of deferred financing costs	(92,692)	(1)	(110,049)	(2)	17,357
Miscellaneous, net	1,265	-	1,447	-	(182)
Income from continuing operations before income taxes	423,094	6	321,516	5	101,578
Income tax expense	(184,436)	(3)	(113,767)	(2)	(70,669)
Income from continuing operations	238,658	4	207,749	3	30,909
Income from discontinued operations, net of income taxes	53,623	1	153,848	2	(100,225)
Net income	292,281	4	361,597	6	(69,316)
Net income attributable to noncontrolling interests	(424)	-	(649)	-	225
Net income attributable to Cablevision Systems Corporation stockholders	$291,857	4%	$360,948	6%	$(69,091)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2011	2010	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,228,679	$1,186,062	$42,617
Share-based compensation	44,536	50,289	(5,753)
Depreciation and amortization (including impairments)	1,014,974	887,092	127,882
Restructuring expense (credits)	6,311	(58)	6,369
AOCF	$2,294,500	$2,123,385	$171,115

(53)

Comparison of Consolidated Year Ended December 31, 2012 Versus Year Ended December 31, 2011

Consolidated Results – Cablevision Systems Corporation

We classify our operations into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Lightpath; and
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

Revenues, net for the year ended December 31, 2012 increased $4,613 as compared to revenues, net for the prior year.  The net increase is attributable to the following:

Increase in revenues of the Telecommunications Services segment (net of a decrease of $33,237 resulting from service outage credits related to Superstorm Sandy)	$12,541
Decrease in revenues of the Other segment	(8,688)
Inter-segment eliminations	760
$4,613

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;
•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;
•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and
•	publication production and distribution costs of our Newsday business.

(54)

Technical and operating expenses (excluding depreciation, amortization and impairments) in 2012 increased $355,115 (12%) as compared to 2011.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment (including incremental costs of $59,013 incurred as a result of Superstorm Sandy)	$346,608
Increase in expenses of the Other segment	8,953
Inter-segment eliminations	(446)
$355,115

As a percentage of revenues, technical and operating expenses increased 6% in 2012 as compared to 2011.

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $61,765 (4%) for 2012 as compared to 2011.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment (including incremental costs of $15,338 incurred as a result of Superstorm Sandy)	$73,819
Decrease in expenses of the Other segment	(13,260)
Inter-segment eliminations	1,206
$61,765

As a percentage of revenues, selling, general and administrative expenses increased 1% in 2012 as compared to 2011.

Depreciation and amortization (including impairments) increased $63,983 (6%) for 2012 as compared to 2011.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment (including $1,462 related assets damaged beyond repair in Superstorm Sandy)	$53,978
Increase in expenses of the Other segment	10,005
$63,983

Adjusted operating cash flow decreased $395,180 (17%) for the year ended December 31, 2012 as compared to the same period in 2011.  The net decrease is attributable to the following:

Decrease in AOCF of the Telecommunications Services segment (including a decrease of $107,588 related to Superstorm Sandy)	$(392,746)
Decrease in AOCF of the Other segment	(2,434)
$(395,180)

Interest expense, net decreased $26,035 (3%) for 2012 as compared to 2011.  The net decrease is attributable to the following:

Decrease due to lower average interest rates on our indebtedness	$(28,235)
Net increase due to change in average debt balances	3,061
Higher interest income	(140)
Other net decreases	(721)
$(26,035)

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain on sale of affiliate interests of $716 and $683 for the years ended December 31, 2012 and 2011, respectively, relate to the installment sale of our ownership interest in PVI Virtual Media Services LLC ("PVI").

(55)

Gain on investments, net for the years ended December 31, 2012 and 2011 of $294,235 and $37,384, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are offset, in whole or in part, by the losses on the related equity derivative contracts, net described below.

Gain (loss) on equity derivative contracts, net for the years ended December 31, 2012 and 2011 of $(211,335) and $1,454, respectively, consists of unrealized and realized gains and losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these gains and losses are offset, in whole or in part, by the losses or gains on investment securities pledged as collateral, which are included in gain (loss) on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $1,828 and $7,973 for the years ended December 31, 2012 and 2011, respectively.  During the first half of 2012 and the year ended December 31, 2011, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  These contracts were not designated as hedges for accounting purposes and matured in June 2012.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Loss on extinguishment of debt and write-off of deferred financing costs amounted to $66,213 and $92,692 for the years ended December 31, 2012 and 2011, respectively.  The 2012 amount represents payments in excess of the aggregate principal amount to repurchase CSC Holdings senior notes due April 2014 and June 2015 and related fees associated with the tender offer and the write-off of unamortized deferred financing costs and discounts related to such repurchases.  Additionally, the 2012 amount includes the write-off of deferred financing costs associated with the refinancing of the Newsday credit facility.  The 2011 amount represents amounts paid in excess of the aggregate principal amount to repurchase CSC Holdings senior notes due April 2012, April 2014 and June 2015 and related fees associated with the tender offers and the write-off of unamortized deferred financing costs and discounts related to such repurchases.

Income tax expense of $23,821 for the year ended December 31, 2012, reflected an effective tax rate of 42%.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $5,480.  The Company recorded a tax benefit of $2,659 related to uncertain tax positions.  The exclusion of pretax income of an entity that is not consolidated for income tax purposes resulted in tax benefit of $2,605.  The Company recorded tax benefit of $3,935 resulting from re-measuring the deferred tax asset for certain state net operating loss carry forwards.  Nondeductible expense resulted in tax expense of $3,940.

The Company recorded income tax expense of $184,436 for the year ended December 31, 2011, reflecting an effective tax rate of 44%.  The Company recorded a tax benefit of $1,015 due to the impact of a change in the state rate used to measure deferred taxes.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $1,822.  The Company recorded tax expense of $1,699 related to uncertain tax positions.  In addition, the exclusion of the pretax loss of an entity that is not consolidated for income tax purposes resulted in additional tax expense of $2,509.

For the year ended December 31, 2012, the Company has fully offset federal taxable income with a net operating loss carry forward.  However, the Company is subject to the federal alternative minimum tax and certain state and local income taxes that are payable quarterly.

(56)

Income from discontinued operations

Income from discontinued operations, net of income taxes, of $200,250 for the year ended December 31, 2012 represents primarily the gain related to the settlement of litigation with DISH Network (see Note 20 to our consolidated financial statements for additional information).  Income from discontinued operations, net of income taxes, of $53,623 for the year ended December 31, 2011 represents the net operating results of AMC Networks, including transaction costs, through June 30, 2011, the date of the AMC Networks Distribution.

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment:

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$6,292,194	100%	$6,279,653	100%	$12,541
Technical and operating expenses (excluding depreciation and amortization shown below)	2,995,351	48	2,648,743	42	(346,608)
Selling, general and administrative expenses	1,241,451	20	1,167,632	19	(73,819)
Depreciation and amortization	996,625	16	942,647	15	(53,978)
Operating income	$1,058,767	17%	$1,520,631	24%	$(461,864)

The following is a reconciliation of operating income to AOCF:

	Years Ended December 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$1,058,767	$1,520,631	$(461,864)
Share-based compensation	47,775	32,635	15,140
Depreciation and amortization	996,625	942,647	53,978
AOCF	$2,103,167	$2,495,913	$(392,746)

Superstorm Sandy

On October 29, 2012, Superstorm Sandy made landfall in our New York metropolitan service area, resulting in widespread power outages and service disruptions for almost 60% of our customers in this service area, as well as damage to certain portions of our cable network.

(57)

The following table summarizes service outage credits which reduced revenues, net, incremental costs, depreciation and capital expenditures related to Superstorm Sandy for the year ended December 31, 2012:

Revenues, net	$33,237

Operating expenses:
Technical and operating expenses	59,013
Selling, general and administrative expenses	15,338

Impact to AOCF	107,588

Depreciation	1,462

Impact to operating income	$109,050

Capital Expenditures	$5,639

Revenues, net

Following the storm, we offered a credit to all customers who were without service (including cases where the loss of service was due to a loss of electric power) and who contacted us to request a credit.  We have recorded a reduction to revenue of approximately $33,237 which primarily relates to these customer credits for service outages in 2012 (including credits we expect to issue to customers who have yet to contact us as of December 31, 2012).  Additional credits are expected to be issued for service outages that continue into 2013.

Technical and Operating Expenses

Technical and operating expenses incurred as a result of Superstorm Sandy include salaries resulting from incremental overtime and premium pay, payroll taxes and benefits of approximately $28,084, repairs and maintenance costs of approximately $41,209 and other costs of $2,300, partially offset by a reduction of programming and other costs of approximately $12,580.

Selling, General and Administrative Expenses

Selling, general and administrative expenses incurred as a result of Superstorm Sandy include primarily salaries resulting from incremental overtime and premium pay, payroll taxes and benefits of approximately $13,745 and other costs of approximately $1,593.

Depreciation

Depreciation includes charges related to assets that were damaged beyond repair as a result of Superstorm Sandy.

Capital Expenditures

Capital expenditures of $5,639 related to Superstorm Sandy include replacement of various segments of our network and the purchase of equipment necessary to expedite restoration of service.

The table above summarizes incremental costs and service outage credits and therefore does not include various other negative financial impacts to our business resulting from Superstorm Sandy, including lower revenue related to customers for whom we decided to temporarily suspend billing during the restoration of their homes, displaced homes and advertising cancelations.

(58)

Revenues, net for the year ended December 31, 2012 increased $12,541 as compared to revenues, net for the prior year.  The net increase is attributable to the following:

	Years Ended December 31,		Increase	Percent Increase
	2012	2011	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand, and pay-per-view)	$3,443,267	$3,521,882	$(78,615)	(2)%
High-speed data	1,366,117	1,329,354	36,763	3
Voice	906,167	885,343	20,824	2
Advertising	167,056	150,671	16,385	11
Other (including installation, home shopping, advertising sales commissions, and other products)	105,213	100,953	4,260	4
Total Cable Television	5,987,820	5,988,203	(383)	-
Lightpath	323,776	310,976	12,800	4
Intra-segment eliminations	(19,402)	(19,526)	124	1
Total Telecommunications Services	$6,292,194	$6,279,653	$12,541	-

The net revenue decrease in Cable Television was primarily derived from declines in video revenue in our New York metropolitan service area of $94,497 for the year ended December 31, 2012, due to a 54,500 decline in video customers as compared to December 31, 2011, and lower average recurring video revenue per video customer. In addition, Cable Television net revenues decreased as a result of Superstorm Sandy (see discussion above). The decrease was substantially offset by increases in the number of customers to our high-speed data and voice services, as set forth in the customer table below, and increases in video revenues in our Optimum West service area, advertising and other revenue.  In addition, for the year ended December 31, 2012, net revenue includes the resolution of a voice access dispute related to prior years of $12,902, of which $12,632 was recognized by Cable Television.

The increase in advertising net revenue is primarily attributable to higher advertising placements by television and cable broadcast networks and higher political and automotive advertising in 2012.  The increase in Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

(59)

The following table presents certain statistical information as of December 31, 2012, September 30, 2012 and December 31, 2011 for our cable television systems in the New York metropolitan service area (excluding Lightpath) and the Optimum West service area:

	New York Metropolitan Service Area			Optimum West Service Area			Total(b)
	Dec. 31, 2012(a)	Sept. 30, 2012	Dec. 31, 2011	Dec. 31, 2012	Sept. 30, 2012	Dec. 31, 2011	Dec. 31, 2012(a)	Sept. 30, 2012	Dec. 31, 2011
	(in thousands, except per customer amounts )
Customers relationships	3,230	3,273	3,255	370	366	356	3,601	3,640	3,611
Video customers	2,893	2,943	2,947	304	304	303	3,197	3,247	3,250
High-speed data customers	2,763	2,775	2,701	292	285	264	3,055	3,060	2,965
Voice customers	2,264	2,275	2,201	170	169	156	2,433	2,444	2,357
Serviceable Passings	4,979	4,964	4,922	667	666	662	5,646	5,630	5,584

Average Monthly Revenue per Customer Relationship ("RPC")	$137.51	$140.72	$141.37	$118.84	$117.85	$114.85	$135.61	$138.44	$138.77
Average Monthly Revenue per Video Customer ("RPS")	$153.22	$156.23	$156.09	$143.99	$141.19	$134.60	$152.35	$154.83	$154.10

(a)
Amounts exclude customers that were located in the areas most severely impacted by Superstorm Sandy who we have been unable to contact and those whose billing we have decided to suspend temporarily during restoration of their homes.  These customers represent approximately 11 thousand customer relationships, 10 thousand video, 9 thousand high-speed data and 7 thousand voice.  Because of Superstorm Sandy, we suspended our normal collection efforts and non-pay disconnect policy.  As a result, the customer information in the table above includes delinquent customer accounts that exceed our normal disconnect timeline.  Of these delinquent accounts, we estimated the number of accounts that we believe will be disconnected in 2013 as our normal collection and disconnect procedures resume and our customer counts as of December 31, 2012 have been reduced accordingly (27 thousand customer relationships, 24 thousand video, 23 thousand high-speed data and 19 thousand voice).

(b)	The sum of the customer data by service area may not equal the total amount due to rounding.

The Company had a loss of 54,500 video customers in the New York metropolitan service area for the year ended December 31, 2012 compared to a loss of 60,300 in 2011.  We believe that the loss of customers in 2012 is attributable to Superstorm Sandy, the economic downturn and intense competition, particularly from Verizon.  Economic conditions and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

The sequential decreases in RPC of $2.83 and RPS of $2.48 in the fourth quarter of 2012 are primarily related to a reduction in revenue related to customer credits for service outages noted above and a reduction in voice revenue as a result of the resolution of a dispute for voice access revenue related to prior years recognized in the prior quarter, partially offset by an increase in advertising revenue.

(60)

Technical and operating expenses (excluding depreciation and amortization shown below) for 2012 increased $346,608 (13%) as compared to 2011.  The net increase is attributable to the following:

Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower subscribers primarily in the New York metropolitan service area	$130,717
Expenses, net of programming and other credits, incurred as a result of Superstorm Sandy in 2012 (see discussion above)	59,013
Increase in employee related costs, which includes increases related to the compensation study (see discussion below) of approximately $14,100	52,681
Adjustment recorded in the fourth quarter of 2011 related to estimated programming costs recorded in years prior to 2011 resulting from the renewals of contracts that expired in previous years	42,900
Increase in network, field operations and customer premise equipment repairs and maintenance costs	24,119
Increase in high-speed data and voice-related costs, and other voice related fees	16,386
Increase in contractor costs due to increased truck rolls	13,410
Contract termination cost related to an equipment purchase commitment	9,356
Increase in Montana property taxes paid in protest	1,860
Employee overtime and repair costs attributed to two severe storms in the New York metropolitan service area in 2011	(16,300)
Other net increases	12,322
Intra-segment eliminations	144
$346,608

Technical and operating expenses consist primarily of programming costs (including costs of video-on-demand and pay-per-view) and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in contractual programming rates and general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Our programming costs increased 12% in 2012 and we anticipate a similar increase in 2013 as a result of contractual rate increases, the full year impact of contract renewals and new channel launches completed in 2012, as well as the effect of increasing the number of customers receiving certain programming services.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

The Company initiated a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase in costs for the year ended December 31, 2012 as reflected in the table above.

(61)

Selling, general and administrative expenses increased $73,819 (6%) for 2012 as compared to 2011.  The net increase is attributable to the following:

Increase in employee related costs, which includes increases related to the compensation study (see discussion below) of approximately $19,300	$55,181
Expenses incurred as a result of Superstorm Sandy in 2012 (see discussion above)	15,338
Increase in share-based compensation expense	15,140
Decrease in advertising and marketing costs	(9,471)
Decrease in customer payment processing fees related to a reduction in rates	(6,715)
Executive separation costs in the fourth quarter of 2011	(3,040)
Employee overtime attributed to two severe storms in the New York metropolitan service area in 2011	(3,800)
Other net increases, including allocations of corporate overhead costs	11,206
Intra-segment eliminations	(20)
$73,819

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

The Company initiated a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase in costs for the year ended December 31, 2012 as reflected in the table above.

Depreciation and amortization increased $53,978 (6%) for 2012 as compared to 2011.  The net increase resulted primarily from the depreciation of new asset purchases and an increase of $23,189 (including $1,462 due to Superstorm Sandy) as a result of a change in the estimated useful lives of certain assets, partially offset by certain assets becoming fully depreciated.

Adjusted operating cash flow decreased $392,746 (16%) for the year ended December 31, 2012 as compared to 2011.  The decrease was due primarily to an increase in both technical and operating and selling, general and administrative expenses, excluding depreciation and amortization and share-based compensation, partially offset by an increase in revenue, net, as discussed above.

(62)

Other

The table below sets forth, for the periods presented, certain financial information and the percentage that those items bear to revenues, net for the Other segment.

	Years Ended December 31,
	2012		2011
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$435,210	100%	$443,898	100%	$(8,688)
Technical and operating expenses (excluding depreciation and amortization shown below)	345,713	79	336,760	76	(8,953)
Selling, general and administrative expenses	307,192	71	320,452	72	13,260
Restructuring expense (credits)	(770)	-	6,311	1	7,081
Depreciation and amortization (including impairments)	82,332	19	72,327	16	(10,005)
Operating loss	$(299,257)	(69)%	$(291,952)	(66)%	$(7,305)

The following is a reconciliation of operating loss to AOCF deficit:

	Years Ended December 31,
	2012	2011	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(299,257)	$(291,952)	$(7,305)
Share-based compensation	13,848	11,901	1,947
Restructuring expense (credits)	(770)	6,311	(7,081)
Depreciation and amortization (including impairments)	82,332	72,327	10,005
AOCF deficit	$(203,847)	$(201,413)	$(2,434)

Revenues, net for the year ended December 31, 2012 decreased $8,688 (2%) as compared to revenues, net for the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $293,148 to $283,917) due primarily to decreases in advertising revenues	$(9,231)
Decrease in other revenues primarily at Clearview Cinemas	(1,208)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	1,671
Intra-segment eliminations	80
$(8,688)

Newsday's total average circulation for the six months ended September 23, 2012 was approximately 393,000 on weekdays, approximately 382,000 on Saturdays and approximately 472,000 on Sundays.  These circulation figures include digital subscriptions (most of which are free to Optimum Online and certain Newsday print subscribers) to Newsday's restricted access website. These circulation figures include Newsday's total average print circulation of approximately 278,000 on weekdays, approximately 268,000 on Saturdays and approximately 342,000 on Sundays, which represents a decline of approximately 4.7%, 3.6%, and 4.3%, respectively, over the comparable prior year period.  Circulation revenue for the year ended December 31, 2012 increased $976 (1%) primarily due to higher home delivery subscription revenues, partially offset by lower single copy sales.

(63)

Newsday's other publications, which include amNew York and Star Community Publishing, are distributed for free. amNew York averaged weekday circulation of approximately 323,000 for the six months ended September 23, 2012, an increase of approximately 2% over the comparable prior year period.  Star Community Publishing distributed approximately 1,844,000 copies each week (for the six months ended September 23, 2012), a decrease of less than 1% over the comparable prior year period.

Technical and operating expenses (excluding depreciation and amortization shown below) for the year ended December 31, 2012 increased $8,953 (3%) as compared to the prior year.  The net increase is attributable to the following:

Increase in expenses (including increases in operating costs of Newsday from $183,508 to $188,999 primarily due to an increase in editorial and production expenses, partially offset by a decrease in distribution, newsprint and ink expenses)	$11,328
Decrease in operating costs primarily at the MSG Varsity network and Clearview Cinemas	(2,375)
$8,953

Selling, general, and administrative expenses for the year ended December 31, 2012 decreased $13,260 (4%) as compared to the prior year.  The net decrease is attributable to the following:

Decrease in employee related costs (resulting from $10,698 of certain executive separation costs recorded in the fourth quarter of 2011, offset by an increase of $3,867 in expenses relating to long-term incentive plan awards resulting from accrual reversals and reductions recorded in the fourth quarter of 2011)	$(13,945)
Decrease in unallocated corporate costs due to decreases in certain overhead costs and increases in allocations to business units	(13,314)
Net increases primarily at News 12 Networks and Cablevision Media Sales	10,153
Increase in legal and other professional fees	2,169
Increase at Newsday (from $105,040 to $106,637) including an increase of $1,331 in expenses relating to long-term incentive plan awards to employees primarily resulting from accrual reversals and reductions recorded in the fourth quarter of 2011 of $2,629	1,597
Intra-segment eliminations	80
$(13,260)

Certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans, aggregating $18,834 was allocated to AMC Networks from January 1, 2011 through June 30, 2011, the AMC Networks Distribution date.  Such expenses were not eliminated as a result of the AMC Networks Distribution and have been reclassified to the Other segment for the 2011 period.

Depreciation and amortization (including impairments) for the year ended December 31, 2012 increased $10,005 (14%) as compared to the prior year.  The net increase resulted primarily from the depreciation of new asset purchases and an increase in impairment charges recorded at Newsday ($13,421 in 2012 and $12,724 in 2011).

Adjusted operating cash flow deficit increased $2,434 (1%) for the year ended December 31, 2012 as compared to 2011 (including Newsday's AOCF deficit of $(7,207) in 2012 compared to AOCF of $7,237 in 2011).  The increase was due primarily to decreases in operating expenses excluding depreciation and amortization and share-based compensation, partially offset by a decrease in revenues, net, as discussed above.

(64)

Comparison of Consolidated Year Ended December 31, 2011 Versus Year Ended December 31, 2010

Consolidated Results - Cablevision Systems Corporation

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

(65)

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

Gain on sale of affiliate interests of $683 and $2,051 for the years ended December 31, 2011 and 2010, respectively, relate to the installment sale of our ownership interest in PVI.

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

Income tax expense of $184,436 for the year ended December 31, 2011 reflected an effective tax rate of 44%.  The Company recorded a tax benefit of $1,015 due to the impact of a change in the state rate used to measure deferred taxes.  An increase in the valuation allowance relating to certain state net operating loss carry forwards resulted in tax expense of $1,822.  The Company recorded tax expense of $1,699 related to uncertain tax positions.  In addition, the exclusion of the pretax loss of an entity that is not consolidated for income tax purposes resulted in additional tax expense of $2,509.

(66)

The Company recorded income tax expense of $113,767 for the year ended December 31, 2010, reflecting an effective tax rate of 35%.  In the second quarter of 2010, the Company recorded a nonrecurring tax benefit of $18,951 for an increase in certain state and city net operating loss carry forwards pursuant to the finalization of an examination with a state taxing authority.  Absent this tax benefit, the effective tax rate for the year ended December 31, 2010 would have been 41%.  The Company recorded tax expense of $5,842 for the impact of a change in the state rate used to measure deferred taxes principally due to the impact of the MSG Distribution on February 9, 2010.  A decrease in the valuation allowance relating to certain state net operating loss carry forwards resulted in a tax benefit of $2,428.  The Company recorded tax expense of $1,202 related to uncertain tax positions.

Income from discontinued operations

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

(67)

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

Revenue increases reflected above are primarily due to the acquisition of our Bresnan Cable system on December 14, 2010.  Revenue increases are also primarily derived from higher rates (primarily due to an increase in video rates of 2.9% on average for our New York metropolitan service area subscribers, which was implemented beginning in December 2010), increases in the number of subscribers to our high-speed data and voice services as set forth in the table below, additional services sold to our existing video subscribers, and other revenue increases.  These increases are partially offset by a decline in video customers primarily in our New York metropolitan service area, promotional offer pricing discounts and other rate changes, and declines in other revenue.  Our average monthly revenue per video customer for our New York metropolitan service area for the three months ended December 31, 2011 was $156.09 as compared to $153.97 and $150.68 for the three months ended September 30, 2011 and December 31, 2010, respectively.

The increase in advertising revenue is primarily due to the acquisition of our Bresnan Cable system as well as a general improvement in the cable television advertising market in 2011.  The increase in Lightpath net revenues is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

(68)

The following table presents certain statistical information as of December 31, 2011, September 30, 2011 and December 31, 2010 for our cable television systems in the New York metropolitan service area (excluding Lightpath) and the Optimum West service area:

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

The Company had a loss of 60,300 basic video customers in the New York metropolitan service area for the year ended December 31, 2011 compared to a loss of 55,500 in 2010.  We believe our video customer losses are largely attributable to the continuing economic downturn and intense competition, particularly from Verizon.  The length of the economic downturn and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

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

(69)

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

Selling, general and administrative expenses increased $64,319 (6%) for 2011 as compared to 2010.  Excluding the impact of Bresnan Cable's selling, general and administrative expenses, such expenses decreased $17,641 (2%) in 2011 as compared to 2010.  The net increase is attributable to the following:

Increase in sales and marketing costs primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $35,670, and in the New York metropolitan service area higher employee and consumer incentive related costs, partially offset by lower costs related to program carriage disputes recorded in the first quarter 2010	$49,234
Decrease in expenses relating to long-term incentive plan awards to employees primarily due to accrual reversals and reductions in the fourth quarter of 2011 of $25,353 (see discussion below)	(30,558)
Increase in customer related costs, primarily due to costs associated with the operation of the newly acquired Bresnan Cable system of $29,007, increased high-speed data and voice customers and general cost increases, partially offset by a decrease in customer related costs in the New York metropolitan service area primarily due to a reduction in call center labor costs due to fewer calls handled	19,217
Increase primarily in call center overtime costs attributable to two severe storms in the New York metropolitan service area	3,800
Other net increases primarily due to administrative costs associated with the operation of the newly acquired Bresnan Cable system of $17,282, and the impact of insurance, legal, other fees and employee costs (including $3,236 of certain executive separation costs in the fourth quarter of 2011) in the New York metropolitan service area	22,587
Intra-segment eliminations	39
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

The payment of long-term cash incentive awards is based on achievement of performance targets set at the time of the award.  As of December 31, 2011, these targets were not expected to be achieved for awards due to be paid in 2013 and expected to be only partially achieved for awards due to be paid in 2014.  Accordingly, in 2011, the related accruals were reversed or substantially reduced.

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

(70)

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

(71)

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

The payment of long-term cash incentive awards is based on achievement of performance targets set at the time of the award.  As of December 31, 2011, these targets were not expected to be achieved for awards due to be paid in 2013 and expected to be only partially achieved for awards due to be paid in 2014.  Accordingly, in 2011, the related accruals were reversed or substantially reduced.

(72)

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

CSC HOLDINGS, LLC

The consolidated statements of income of CSC Holdings are essentially identical to the consolidated statements of income of Cablevision, except for the following:

	Years Ended December 31,
	2012	2011	2010
Net income attributable to Cablevision Systems Corporation stockholders	$233,523	$291,857	$360,948
Interest expense relating to Cablevision senior notes issued in April 2004, September 2009, April 2010 and September 2012 included in Cablevision's consolidated statements of income	194,276	183,518	180,083
Interest income related to cash held at Cablevision	(64)	(15)	(176)
Interest income included in CSC Holdings' consolidated statements of income related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the consolidated statements of income of Cablevision)	59,079	59,079	60,506
Loss on extinguishment of debt and write-off of deferred financing costs related to the repurchase of a portion of Cablevision's senior notes due April 2012 pursuant to a tender offer	-	-	110,049
Miscellaneous income	-	-	(14)
Income tax benefit included in Cablevision's consolidated statements of income related to the items listed above	(100,553)	(108,162)	(137,119)
Net income attributable to CSC Holdings, LLC's sole member	$386,261	$426,277	$574,277

Refer to Cablevision's Management's Discussion and Analysis of Financial Condition and Results of Operations herein.

CASH FLOW DISCUSSION

Continuing Operations – Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $1,151,533 for the year ended December 31, 2012 compared to $1,397,729 for the year ended December 31, 2011.  The 2012 cash provided by operating activities resulted from $1,112,320 of income before depreciation and amortization (including impairments), and $160,082 of non-cash items.  Partially offsetting these increases were decreases in cash of $55,383 resulting from a decrease in liabilities under derivative contracts, a $43,202 increase in current and other assets and advances to affiliates and a $22,284 decrease in accounts payable, other liabilities and amounts due to affiliates.  The decrease in cash provided by operating activities of $246,196 in 2012 as compared to 2011 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $340,612, partially offset by an increase of $94,416 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

(73)

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

Net cash provided by operating activities amounted to $1,359,618 for the year ended December 31, 2010.  The 2010 cash provided by operating activities resulted from $1,094,841 of income before depreciation and amortization (including impairments), $318,658 of non-cash items and a $70,156 increase in accounts payable, other liabilities and amounts due to affiliates.  Partially offsetting these increases were decreases in cash of $79,854 resulting from an increase in current and other assets and advances to affiliates and a $44,183 decrease in liabilities under derivative contracts.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $1,076,743 compared to $831,913 for the year ended December 31, 2011.  The 2012 investing activities consisted primarily of $1,075,255 of capital expenditures ($1,025,325 of which relates to our Telecommunications Services segment) and other net cash payments of $1,488.

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

Net cash used in investing activities for the year ended December 31, 2010 was $2,272,029 and consisted primarily of $1,356,500 of payments related primarily to the acquisition of Bresnan Cable, $823,245 of capital expenditures ($779,928 of which relate to our Telecommunications Services segment) and net contributions to AMC Networks (reflected in discontinued operations) of $99,614, partially offset by other net cash receipts of $7,330.

Financing Activities

Net cash used in financing activities amounted to $669,189 for the year ended December 31, 2012 compared to $277,868 for the year ended December 31, 2011.  In 2012, the Company's financing activities consisted primarily of the repayment and repurchase of senior notes of $531,326, net repayments of credit facility debt of $527,108, treasury stock purchases of $188,600, dividend payments to common stockholders of $163,872, payments of $19,831 resulting from the net share settlement of restricted stock awards, payments on capital lease obligations of $13,729, payments of deferred financing costs of $21,491 and other net cash payments of $1,588, partially offset by proceeds from the  issuance of senior notes of $750,000, net proceeds from collateralized indebtedness and related derivative contracts of $29,634 and cash receipts from proceeds from stock option exercises of $18,722.

(74)

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

Net cash provided by financing activities amounted to $950,380 for the year ended December 31, 2010 and consisted primarily of proceeds of $1,500,000 from the issuance of senior notes, net proceeds of credit facility debt of $1,037,712, partially offset by the repurchase of senior notes and debentures pursuant to a tender offer of $1,078,212, treasury stock purchases of $300,247, dividend payments to common stockholders of $140,734, additions to deferred financing costs of $65,723 and other net cash payments of $2,416.

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $1,305,334 for the year ended December 31, 2012 compared to $1,615,717 for the year ended December 31, 2011.  The 2012 cash provided by operating activities resulted from $1,265,058 of income before depreciation and amortization (including impairments), $153,521 of non-cash items and $21,533 resulting from a decrease in current and other assets and advances to affiliates.  Partially offsetting these increases were decreases in cash of $79,395 from a decrease in accounts payable, other liabilities and amounts due to affiliates, and $55,383 resulting from a decrease in liabilities under derivative contracts.  The decrease in cash provided by operating activities of $310,383 in 2012 as compared to 2011 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $408,245, partially offset by an increase of $97,862 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

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

Net cash provided by operating activities amounted to $1,608,007 for the year ended December 31, 2010.  The 2010 cash provided by operating activities resulted from $1,308,170 of income before depreciation and amortization (including impairments), $328,276 of non-cash items and a $75,236 increase in accounts payable, other liabilities and amounts due to affiliates.  Partially offsetting these increases were decreases in cash of $59,492 resulting from an increase in current and other assets and advances to affiliates and a $44,183 decrease in liabilities under derivative contracts.

(75)

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $1,076,743 compared to $831,913 for the year ended December 31, 2011 The 2012 investing activities consisted primarily of $1,075,255 of capital expenditures ($1,025,325 of which relates to our Telecommunications Services segment) and other net cash payments of $1,488.

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

Net cash used in investing activities for the year ended December 31, 2010 was $2,272,029 and consisted primarily of $1,356,500 of payments relating primarily to the acquisition of Bresnan Cable, $823,245 of capital expenditures ($779,928 of which relate to our Telecommunications Services segment) and net contributions to AMC Networks (reflected in discontinued operations) of $99,614, partially offset by other net cash receipts of $7,330.

Financing Activities

Net cash provided by financing activities amounted to $897,963 for the year ended December 31, 2012 compared to net cash used in financing activities of $449,672 for the year ended December 31, 2011.  In 2012, the Company's financing activities consisted primarily of net repayments of credit facility debt of $527,108, the repayment and repurchase of senior notes of $504,501, payments on capital leases of $13,729, and other net cash payments of $6,884, partially offset by net capital contributions from Cablevision of $63,191, net effect of excess tax benefit on share-based awards of $61,434 and net proceeds from collateralized indebtedness and related derivative contracts of $29,634.

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

Net cash provided by financing activities amounted to $695,906 for the year ended December 31, 2010 and consisted primarily of net proceeds of credit facility debt of $1,037,712 and proceeds of $250,000 from the issuance of senior notes, partially offset by net distributions made to Cablevision of $551,013, additions to deferred financing costs of $39,131 and other net cash payments of $1,662.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $346,955, $10,008, and $60,818 for the years ended December 31, 2012, 2011 and 2010, respectively.

Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $346,955 for the year ended December 31, 2012 compared to $129,114 for the year ended December 31, 2011.  The 2012 cash provided by operating activities resulted primarily from the net proceeds of the litigation settlement with DISH Network.

(76)

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

Net cash provided by operating activities of discontinued operations amounted to $306,893 for the year ended December 31, 2010 and resulted from income of $266,902 before depreciation and amortization, non-cash items of $379,238 and a decrease in current and other assets of $9,343.  Partially offsetting these increases were decreases in cash of $305,215 resulting from the acquisition of and payment of obligations relating to program rights and a decrease in accounts payable and other liabilities of $43,375.

Investing Activities

Net cash used in investing activities of discontinued operations for the year ended December 31, 2011 was $4,086 compared to $22,591 for the year ended December 31, 2010.  The 2011 investing activities consisted of capital expenditures of $4,340, partially offset by other net cash receipts of $254.

Net cash used in investing activities of discontinued operations for the year ended December 31, 2010 was $22,591 and consisted of capital expenditures of $23,240, partially offset by other net cash receipts of $649.

Financing Activities

Net cash provided by financing activities of discontinued operations for the year ended December 31, 2011 was $2,857 compared to net cash used in financing activities of $207,670 for the year ended December 31, 2010.  The 2011 financing activities consisted primarily of net proceeds from credit facility debt of $667,364, partially offset by the repayment and repurchase of $638,365 of senior notes, additions to deferred financing costs of $23,900 and payments on capital lease obligations of $2,242.

Net cash used in financing activities of discontinued operations for the year ended December 31, 2010 was $207,670 and consisted of the repayment of a note payable to Madison Square Garden of $190,000, net repayments of credit facility debt of $105,000, additions to deferred financing of $8,069 and payments on capital lease obligations of $4,215, partially offset by net contributions from Cablevision of $99,614.

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

(77)

Funding for Our Debt Service Requirements

Funding for the debt service requirements of our debt securities is provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under credit facilities made available to the Restricted Group (as later defined) and Bresnan Cable, and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand and borrowings under credit facilities of the Restricted Group and Bresnan Cable will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet our future cash funding requirements.  We have accessed the debt markets for significant amounts of capital in the past and expect to do so in the future.

We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under our revolving credit facilities should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $183,660 under our credit facilities, senior notes and notes payable as of December 31, 2012.  However, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings and Bresnan Cable revolving credit facilities will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under our revolving credit facilities are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

Issuance of Debt Securities

Cablevision 5-7/8% Senior Notes Due 2022

In September 2012, Cablevision issued $750,000 aggregate principal amount of 5-7/8% senior notes due September 15, 2022 (the "2022 Notes") in a registered public offering.  The 2022 Notes are senior unsecured obligations and rank equally in right of payment with all of Cablevision's other existing and future unsecured and unsubordinated indebtedness.  Cablevision may redeem all or a portion of the 2022 Notes at any time at a price equal to 100% of the principal amount of the 2022 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  In September 2012, Cablevision contributed the net proceeds of approximately $735,000 from the issuance of the 2022 Notes to CSC Holdings, and CSC Holdings used those proceeds to (i) repurchase a portion of 8-1/2% CSC Holdings Senior Notes Due June 2015 ("June 2015 Notes") and a portion of the 8-1/2% CSC Holdings Senior Notes Due April 2014 ("April 2014 Notes") in the tender offers commenced in September 2012 discussed below, (ii) make a $150,000 prepayment on the CSC Holdings Term B-2 extended loan facility, and (iii) for general corporate purposes.  In connection with the issuance of the 2022 Notes, Cablevision incurred deferred financing costs of approximately $16,195, which are being amortized to interest expense over the term of the 2022 Notes.

(78)

LIQUIDITY AND CAPITAL RESOURCES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the year ended December 31, 2012:

	Restricted Group	Newsday LLC(a)	Bresnan Cable	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,264,001	$650,000	$744,105	$-	$4,658,106	$-	$-	$4,658,106
Senior notes and debentures	2,596,683	-	250,000	-	2,846,683	3,645,253	(753,717)	5,738,219
Collateralized indebtedness relating to stock monetizations	-	-	-	556,152	556,152	-	-	556,152
Capital lease obligations	28,182	749	-	27,638	56,569	-	-	56,569
Notes payable	12,585	-	-	-	12,585	-	-	12,585
Total debt	$5,901,451	$650,749	$994,105	$583,790	$8,130,095	$3,645,253	$(753,717)	$11,021,631

Interest expense	$375,332	$61,703	$59,640	$29,741	$526,416	$253,355	$(59,079)	$720,692
Capital expenditures	$958,268	$11,079	$81,804	$24,104	$1,075,255	$-	$-	$1,075,255

(a)
CSC Holdings has guaranteed Newsday LLC's obligation under its $650,000 senior secured credit facility.  For purposes of the Restricted Group credit facility and indentures, guarantees are treated as indebtedness.  The total debt for the Restricted Group reflected in the table above does not include the $650,000 guarantee.

(b)	Represents the elimination of the senior notes issued by Cablevision and held by Newsday Holdings LLC.

(79)

The following table provides details of our outstanding credit facility debt:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at December 31,
	Maturity Date	December 31, 2012(d)	December 31, 2013	2012	2011
Restricted Group:
Revolving loan facility(a)	February 24, 2012	-	$-	$-	$-
Extended revolving loan facility(b)	March 31, 2015	-	-	-	-
Term A-3 extended loan facility	March 31, 2015	2.46%	91,067	333,908	400,690
Term A-4 extended loan facility	December 31, 2016	2.46%	30,000	600,000	600,000
Term B-2 extended loan facility	March 29, 2016	3.46%	7,483	697,807	1,133,699
Term B-3 extended loan facility	March 29, 2016	3.21%	16,784	1,632,286	1,649,071
Restricted Group credit facility debt			145,334	3,264,001	3,783,460

Bresnan Cable:
Term loan facility	December 14, 2017	4.50%	7,650	744,105	750,734
Revolving loan facility(c)	December 14, 2015	-	-	-	-
Bresnan Cable credit facility debt			7,650	744,105	750,734

Newsday:
Fixed rate term loan facility	August 1, 2013	-	-	-	525,000
Floating rate term loan facility	August 1, 2013	-	-	-	125,000
Floating rate term loan facility	October 12, 2016	3.71%	20,000	650,000	-
Newsday credit facility debt			20,000	650,000	650,000

Total credit facility debt			$172,984	$4,658,106	$5,184,194

(a)	On February 24, 2012, this $158,500 undrawn revolving loan facility matured.
(b)
At December 31, 2012, $68,025 of the extended revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,185,928 of the extended revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.

(c)
At December 31, 2012, $300 of the revolving loan facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,700 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of Bresnan Cable.

(d)	Includes extension fees, where applicable.

(80)

Payment Obligations Related to Debt

Total amounts payable by us in connection with our outstanding obligations during the five years subsequent to December 31, 2012 and thereafter, including related interest, as well as capital lease obligations and the value deliverable at maturity under monetization contracts as of December 31, 2012 are as follows:

	Cablevision	Restricted Group	Bresnan Cable	Newsday	Other Entities		Total

2013	$218,344	$465,837	$61,724	$44,541	$335,619	(a) (c)	$1,126,065
2014	219,812	772,627	61,374	43,741	260,252	(a)	1,357,806
2015	219,812	504,680	61,025	42,963	25,506		853,986
2016	219,812	2,914,495	60,767	607,360	-		3,802,434
2017	1,119,812	174,617	770,261	68	-		2,064,758
Thereafter	2,349,375	2,713,989	270,000	-	-		5,333,364	(b)
Total	$4,346,967	$7,546,245	$1,285,151	$738,673	$621,377		$14,538,413

(a)
Cablevision has the option, at maturity, to deliver the shares of common stock underlying the monetization contracts along with proceeds from the related derivative contracts in full satisfaction of the maturing collateralized indebtedness or obtain the required cash equivalent of the common stock through new monetization and derivative contracts.  The amount included in the table is $307,763 in 2013 and $248,389 in 2014.

(b)
Excludes the $487,500 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday Holdings LLC, which are pledged to the lenders under its credit facility.

(c)
In January 2013, the Company settled collateralized indebtedness relating to 2,668,875 shares of Comcast Corporation by delivering cash equal to the collateralized loan value obtained from the proceeds of a new monetization contract covering an equivalent number of Comcast Corporation shares.  Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of December 31, 2012 reflect the reclassification of $99,763 of investment securities pledged as collateral from a current asset to a long-term asset and $59,003 of collateralized indebtedness from a current liability to a long-term liability.

Restricted Group

As of December 31, 2012, CSC Holdings and those of its subsidiaries which conduct our cable television video operations, high-speed data service, and our VoIP services operations in the New York metropolitan service area, as well as Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

(81)

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

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 prepayment on the unextended term B credit facility.  In addition, in December 2010, the Company utilized $395,000 of its revolver commitments to make a $395,000 equity contribution in Bresnan Cable.

On June 30, 2010, the availability period for $20,000 of revolving credit commitments under CSC Holdings' Revolving Loan Facility was extended to March 31, 2015 and the maturity date of $4,786 of loans under CSC Holdings' existing term A facility was extended to March 31, 2015.

(82)

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

In December 2012, the Company utilized $275,000 of the proceeds received from the litigation settlement with DISH Network (see Note 20) to make a prepayment on the B-2 extended loan facility.

Loans under the Restricted Group credit facility are direct obligations of CSC Holdings, guaranteed by most Restricted Group subsidiaries and secured by the pledge of the stock of most Restricted Group subsidiaries.

Credit Facility Repayments

The extended revolving loan facility has no required interim repayments.  The Term A-3 extended loan facility is subject to quarterly repayments of approximately $18,213 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  The principal amount of the Term A-4 extended loan facility will be repaid beginning in March 2013 in quarterly installments of $7,500 through December 2013, $15,000 through December 2015, $30,000 through September 2016, and a final principal repayment of $360,000 in December 2016.  The Term B-2 extended loan facility is subject to quarterly repayments of approximately $1,871 through December 2015 and a final payment of approximately $675,357 upon maturity in March 2016.  The Term B-3 extended loan facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

(83)

Financial Covenants for the Restricted Group Credit Facility

The principal financial covenants for the Restricted Group credit facility are summarized below:

	Maximum Ratio of Total Indebtedness to Cash Flow(a)	Maximum Ratio of Senior Secured Indebtedness to Cash Flow(a)	Minimum Ratio of Cash Flow to Interest Expense(a)	Minimum Ratio of Cash Flow Less Cash Taxes to Total Debt(a)

Revolving loan facility	4.5 to 1	3.0 to 1	2.0 to 1	1.5 to 1
Extended revolving loan facility	4.5 to 1	3.0 to 1	2.0 to 1	1.5 to 1
Term A-3 extended loan facility	4.5 to 1	3.0 to 1	2.0 to 1	1.5 to 1
Term A-4 extended loan facility	4.5 to 1	3.0 to 1	2.0 to 1	1.5 to 1
Term B-2 extended loan facility(b)	5.0 to 1	4.5 to 1	n/a	n/a
Term B-3 extended loan facility(b)	5.0 to 1	4.5 to 1	n/a	n/a

(a)	As defined in each respective loan facility.
(b)	Incurrence based only.

These covenants and restrictions on the permitted use of borrowed funds in the revolving loan facility may limit CSC Holdings' ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the Restricted Group credit facility there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum ratio of senior secured indebtedness to cash flow.  CSC Holdings' ability to make restricted payments is also limited by provisions in the Term B-2 extended loan facility, Term B-3 extended loan facility, and the indentures covering CSC Holdings' notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under the Restricted Group credit facility as of December 31, 2012.

Senior Notes

Tender Offer for Senior Notes

In September 2012, CSC Holdings commenced a cash tender offer for:  (1) its outstanding $120,543 aggregate principal amount of June 2015 Notes for total consideration of $1,046.25 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes, and (2) its outstanding $575,633 aggregate principal amount of April 2014 Notes for total consideration of $1,113 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,083 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.  Holders that tendered their securities by September 26, 2012 ("Early Tender Date") received the total consideration.  Holders who tendered their securities after such time and by the October 11, 2012 expiration date ("Tender Expiration Date") received the tender offer consideration, which is the total consideration less the early tender premium.

(84)

The aggregate principal amount of the June 2015 Notes and April 2014 Notes that were tendered and repurchased on September 27, 2012 amounted to $29,000 and $370,696, respectively.  There were no additional securities tendered between the Early Tender Date and the Tender Expiration Date.  The tender premiums associated with the repurchase of the June 2015 Notes and April 2014 Notes of approximately $43,231, along with other transaction costs of $577, have been recorded in loss on extinguishment of debt in the consolidated statement of income for the year ended December 31, 2012.  In addition, unamortized deferred financing costs and discounts related to these notes aggregating approximately $16,997 were written-off in the year ended December 31, 2012.

Interest Rate Swaps

As of December 31, 2011 and through their maturity date in June 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of our floating rate debt.  These contracts were not designated as hedges for accounting purposes.

Bresnan Cable

Credit Facility Debt

In February 2013, the Company entered into a purchase agreement pursuant to which Charter Communications Operating, LLC will acquire the Company's Bresnan Broadband Holdings, LLC subsidiary (Optimum West) for $1,625,000 in cash, subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable (see Note 21 to our consolidated financial statements).

We currently expect that net funding and investment requirements for Bresnan Cable for the next 12 months, or through the closing of the sale of Bresnan Cable, if earlier, will be met with one or more of the following: cash on hand, cash generated by operating activities and borrowings under its credit facility.

Bresnan Cable has an $840,000 senior secured credit facility which is comprised of two components:  a $765,000 term loan facility (of which $749,700 was outstanding at December 31, 2012) and a $75,000 revolving loan facility (collectively, the "Bresnan Credit Agreement").  In connection with the financing of the Bresnan acquisition in December 2010, the full $765,000 amount of the term loan facility was drawn, net of an original issue discount of approximately $7,700.  The revolving loan facility, which includes a $25,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans, was not drawn in connection with the transaction. Such revolving loan facility is expected to be available to provide for ongoing working capital requirements and for other general corporate purposes of the Company and its subsidiaries.

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

All obligations under the Bresnan Credit Agreement are guaranteed by BBHI Holdings LLC (the direct parent of Bresnan Cable) and each of Bresnan Cable's existing and future direct and indirect domestic subsidiaries that are not designated as unrestricted subsidiaries in accordance with the Bresnan Credit Agreement (the "Guarantors").  All obligations under the Bresnan Credit Agreement, including the guarantees of those obligations, will be secured by certain assets of the Bresnan Cable and the Guarantors, including a pledge of the equity interests of Bresnan Cable.

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

(85)

With certain exceptions, Bresnan Cable is required to make mandatory prepayments in certain circumstances, including (i) a specified percentage of excess cash flow depending on its cash flow ratio, (ii) from the net cash proceeds of certain sales of assets (subject to reinvestment rights), (iii) from casualty insurance and/or condemnation proceeds, and (iv) upon the incurrence of certain indebtedness.

The term loan facility requires remaining quarterly repayments of $1,913 through September 2017, and a final payment of approximately $713,363 upon maturity in December 2017.  Any amounts outstanding under the revolving loan facility are due at maturity in December 2015.

The Bresnan Credit Agreement contains customary affirmative and negative covenants and also requires Bresnan Cable to comply with the following financial covenants: (i) a maximum ratio of total indebtedness to operating cash flow (as defined) of 6.75:1 decreasing periodically to 5.00:1 on March 31, 2014; (ii) a minimum ratio of operating cash flow to interest expense of 2.25:1 increasing periodically to 2.75:1 on March 31, 2014, and (iii) minimum liquidity (as defined) of $25,000.

Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of December 31, 2012.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following: cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances.

On October 12, 2012, Newsday LLC entered into a new senior secured credit agreement (the "New Credit Agreement"), the proceeds of which were used to repay all amounts outstanding under its existing credit agreement dated as of July 29, 2008.  The New Credit Agreement consists of a $650,000 floating rate term loan which matures on October 12, 2016.  Interest under the New Credit Agreement is calculated, at the election of Newsday LLC, at either the base rate or the eurodollar rate, plus 2.50% or 3.50%, respectively, as specified in the New Credit Agreement.  The New Credit Agreement requires semi-annual repayments of $10,000 through June 2016, and a final payment of $580,000 upon maturity in October 2016.  Borrowings by Newsday LLC under the New Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday LLC on a senior secured basis.  The New Credit Agreement is secured by a lien on the assets of Newsday LLC and Cablevision senior notes with an aggregate principal amount of $753,717 owned by Newsday Holdings.

The principal financial covenant for the New Credit Agreement is a minimum liquidity test of $25,000 which is tested bi-annually on June 30 and December 31.  The New Credit Agreement also contains customary affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness, investments and restricted payments.  Certain of the covenants applicable to CSC Holdings under the New Credit Agreement are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

(86)

Prior to the New Credit Agreement, Newsday LLC had a $650,000 senior secured loan facility comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.   The senior secured loan facility was to mature on August 1, 2013 and, subject to certain exceptions, required mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments were required prior to July 29, 2011, and the amount of prepayments thereafter were limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments were also permitted, subject to specified prepayment premiums.

Newsday LLC was in compliance with its financial covenant under its credit agreement as of December 31, 2012.

Capital Expenditures

The following table provides details of the Company's capital expenditures for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Capital Expenditures

Customer premise equipment	$330,533	$203,107
Scalable infrastructure	324,952	217,066
Line extensions	33,097	40,240
Upgrade/rebuild	34,825	37,013
Support	208,458	156,698
Total Cable Television	931,865	654,124
Lightpath	93,460	106,163
Total Telecommunications	1,025,325	760,287
Other	49,930	54,520
Total Cablevision	$1,075,255	$814,807

Capital expenditures for 2012 increased $260,448 (32%) as compared to 2011.  The increase is primarily due to an increase in customer premise equipment of $127,426 due to higher expenditures for set top boxes, an increase in scalable infrastructure of $107,886 primarily due to enhancements to our network and data transmitting facilities for our high-speed data and voice services in the New York metropolitan service area and an increase in support of $51,760.  Partially offsetting these increases were other net decreases in line extensions and upgrades in cable television and a decrease in capital expenditures for Lightpath and businesses in our Other segment.

Monetization Contract Maturities

The following monetization contracts relating to our Comcast common stock matured in 2012:

Month of Maturity	Shares covered under monetization contract

April 2012	2,732,184
June 2012	2,668,875
August 2012	2,668,875

(87)

We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of new monetization transactions on our Comcast common stock that will mature in April, June and August 2014.

During the next 12 months, monetization contracts covering 13,407,684 shares of Comcast common stock will mature.  We intend to either settle such transactions by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

See "Item 7A.  Quantitative and Qualitative Disclosures About Market Risk" for a discussion of our monetization contracts.

Contractual Obligations and Off Balance Sheet Commitments

Our contractual obligations to affiliates and non-affiliates as of December 31, 2012, which consist primarily of our debt obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years	Other
Off balance sheet arrangements:
Purchase obligations(1)	$8,454,941	$1,972,239	$3,223,188	$2,516,151	$743,363	$-
Operating lease obligations(2)	373,616	71,257	139,269	104,727	58,363	-
Guarantees(3)	23,414	6,079	16,305	1,020	10	-
Letters of credit(4)	68,325	1,680	66,645	-	-	-
	8,920,296	2,051,255	3,445,407	2,621,898	801,736	-
Contractual obligations reflected on the balance sheet:
Debt obligations(5)	14,477,890	1,113,109	2,168,313	5,863,104	5,333,364	-
Capital lease obligations(6)	60,522	12,955	43,479	4,088	-	-
Taxes(7)	60,342	272	-	-	-	60,070
	14,598,754	1,126,336	2,211,792	5,867,192	5,333,364	60,070

Total	$23,519,050	$3,177,591	$5,657,199	$8,489,090	$6,135,100	$60,070

(1)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to our subscribers and minimum purchase obligations to purchase goods or services.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2012 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2012.  See Note 2 to our consolidated financial statements for a discussion of our program rights obligations.

(2)
Operating lease obligations represent primarily future minimum payment commitments on various long-term, noncancelable leases for office, production and storage space, and lease commitments for Clearview Cinemas, and rental space on utility poles used for our Telecommunications Services segment.  See Note 8 to our consolidated financial statements for a discussion of our operating leases.

(88)

(3)
Includes franchise and performance surety bonds primarily for the Company's Telecommunications Services segment.  Also includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of our holdings of shares of Comcast Corporation common stock.  Does not include CSC Holdings' guarantee of Newsday LLC's obligations under its $650,000 senior secured loan facility.  Amounts due by period for these arrangements represent the year in which the commitment expires.

(4)
Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.  Amounts due by period for these arrangements represent the year in which the commitment expires.

(5)
Includes interest payments and future payments due on our (i) credit facility debt, (ii) senior notes and debentures, (iii) notes payable and (iv) collateralized indebtedness.  See Notes 11 and 12 to our consolidated financial statements for a discussion of our long-term debt.

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

For the year ended December 31, 2012, Cablevision repurchased an aggregate of 13,596,687 shares for a total cost of $188,600, including commissions of $136.  Since inception through December 31, 2012, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of December 31, 2012, the Company had $455,322 of availability remaining under its stock repurchase authorizations.

Dividends

Cablevision paid dividends aggregating $163,872 and $162,032 in 2012 and 2011, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2012, up to approximately $5,684 will be paid when, and if, restrictions lapse on restricted shares outstanding.

(89)

On February 26, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 15, 2013.

During the years ended December 31, 2012 and 2011, CSC Holdings made equity distribution payments to Cablevision, its sole member, aggregating $671,809 and $929,947, respectively.  These distribution payments were funded from cash on hand and cash from operations.  The proceeds were used to fund:

•	Cablevision's dividends paid;
•	Cablevision's interest and principal payments on its senior notes;
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and
•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program.

Additionally on June 30, 2011, CSC Holdings distributed to Cablevision all of the outstanding common stock of AMC Networks.  On June 30, 2011, Cablevision distributed to its stockholders all of the outstanding common stock of AMC Networks.

Issuance of CSC Holdings Membership Interests

In September 2012, CSC Holdings issued 3,198,729 membership interests to Cablevision in connection with Cablevision's $735,000 cash contribution to CSC Holdings.  The contribution was funded by the net proceeds from the issuance of the 2022 Notes in September 2012 discussed above.

Litigation Settlement

On October 21, 2012, the Company and AMC Networks settled the litigation with DISH Network relating to VOOM HD.  See Note 20 to our consolidated financial statements for a discussion of the terms of the settlement.

Superstorm Sandy

On October 29, 2012, Superstorm Sandy made landfall in our New York metropolitan service area, resulting in widespread power outages and service disruptions for almost 60% of our customers in this service area, as well as damage to certain portions of our cable network.  See Note 20 to our consolidated financial statements for a discussion relating to the impact of this storm.

Managing our Interest Rate and Equity Price Risk

Interest Rate Risk

To manage interest rate risk, we have from time to time entered into various interest rate swap contracts to adjust the proportion of total debt that is subject to variable interest rates.  Such contracts effectively fix the borrowing rates on our floating rate debt to limit the exposure against the risk of rising rates.  We do not enter into interest rate swap contracts for speculative or trading purposes.  We monitor the financial institutions that are counterparties to our interest rate swap contracts and we only enter into interest rate swap contracts with financial institutions that are rated investment grade.  We diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.

(90)

Interest rate risk is primarily a result of exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates and credit spreads.

As of December 31, 2011 and through their maturity date in June 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of our floating rate debt.  These contracts were not designated as hedges for accounting purposes.

All interest rate swap contracts are carried at their fair values on our consolidated balance sheets, with changes in value reflected in our consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2012, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

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

Recently Issued But Not Yet Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires a company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles ("GAAP") to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU No. 2013-02 will be effective for us for all reporting periods ending after January 1, 2013.

(91)

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment.  Similar to ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, ASU No. 2012-02 provides entities the option to use a qualitative approach to assess the impairment of an indefinite-lived intangible asset.  A company will not be required to calculate the fair value of an indefinite-lived intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value.  Additional disclosure requirements are not necessary relating to the use of the optional qualitative assessment.  ASU No. 2012-02 will be effective for us on January 1, 2013 and we will adopt this guidance in connection with our annual impairment test to be performed in the first quarter of 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All dollar amounts, except per customer, per unit and per share data, included in the following discussion under this Item 7A are presented in thousands.

Equity Price Risk

We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of December 31, 2012, we did not have an early termination shortfall relating to these contracts.

The underlying stock and the equity collars are carried at fair value on our consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $556,152 at December 31, 2012.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of December 31, 2012, the fair value and the carrying value of our holdings of 21,477,618 shares of Comcast common stock aggregated $802,834.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $80,283.  As of December 31, 2012, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $145,120, a net liability position.  For the year ended December 31, 2012, we recorded a net loss on our outstanding equity derivative contracts of $211,335 and recorded unrealized gains of $293,599 on our holdings of Comcast common stock that we held during the period.

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2011, net liability position	$(4,364)
Change in fair value, net	(211,335)
Settlement of contracts	70,579
Fair value as of December 31, 2012, net liability position	$(145,120)

(92)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares			Hedge Price	Cap Price(b)
Security	Deliverable		Maturity	per Share(a)	Low	High

Comcast
	13,407,684	(c)	2013	$20.52-$24.94	$24.63	$29.92
	8,069,934		2014	$28.89-$34.03	$37.56	$44.24

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.
(c)
Includes an equity derivative contract at December 31, 2012 related to 2,668,875 shares that matured and was settled on January 23, 2013 from the proceeds of a new monetization contract covering an equivalent number of shares.

Fair Value of Debt:  Based on the level of interest rates prevailing at December 31, 2012, the fair value of our fixed rate debt of $7,754,543 was more than its carrying value of $7,051,061 by $703,482.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at December 31, 2012 would increase the estimated fair value of our fixed rate debt by $391,192 to $8,145,735.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

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

As of December 31, 2011 and through their maturity date in June 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of our floating rate debt.  The contracts were not designated as hedges for accounting purposes.

(93)

For the year ended December 31, 2012, we recorded a net loss on interest rate swap contracts of $1,828, as detailed in the table below:

Fair Value of Interest Rate Swap Contracts

Fair value as of December 31, 2011, a net liability position	$(55,383)
Cash payments, net	57,211
Change in fair value, net	(1,828)
Fair value as of December 31, 2012	$-

Item 8.	Financial Statements and Supplementary Data.

For information required by Item 8, refer to the Index to Financial Statements on page 121.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2012.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

(94)

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation reports appearing on pages I-1, I-2, I-3 and I-4.

Changes in Internal Control

None.

Item 9B.	Other Information

On February 26, 2013, the Compensation Committee of the Company's Board of Directors approved an amendment to James L. Dolan’s employment agreement to (1) extend the scheduled expiration date to December 31, 2017, (2) increase the annual base salary to $2 million and (3) provide for annual long-term cash and/or equity awards with an aggregate annual target value of $12 million.  The equity portion of these annual awards will consist of options to acquire shares of the Company’s Class A common stock in an amount up to the maximum number of options that the Company may issue to any participant under its employee stock plan during any one calendar year (currently 2 million options), and the balance (if any) of the annual awards will consist of a cash performance award.  The annual award terms and conditions will be determined by the Compensation Committee in its discretion, provided that the awards will not have a time vesting component that is longer than three years.  In addition, the amendment provides that in the event of a “Change of Control”, Mr. Dolan will be entitled to receive the more favorable vesting and payment provisions (if any) provided in his restricted stock, stock option and long-term cash performance award agreements.  This summary description is qualified in its entirety by reference to the amendment to Mr. Dolan’s employment agreement, which is filed as Exhibit 10.9 hereto and incorporated herein by reference.

On February 26, 2013, Gregg G. Seibert was named Vice Chairman and Chief Financial Officer of the Company. Also on February 26, 2013, the Compensation Committee of the Company’s Board of Directors approved the following increases in the compensation of Mr. Seibert and David G. Ellen: (i) the base salaries of Messrs. Seibert and Ellen have been increased to $1.875 million and $1.2 million, respectively, (ii) the target annual bonuses for Messrs. Seibert and Ellen have been increased to 200% of base salary and 150% of base salary, respectively, and (iii) the target long-term incentive award amounts for Messrs. Seibert and Ellen have been increased to $6 million and $3 million, respectively.

PART III

Information required under Item 10, Directors, Executive Officers and Corporate Governance, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13, Certain Relationships and Related Transactions, and Director Independence and Item 14, Principal Accountant Fees and Services, is hereby incorporated by reference from Cablevision's definitive proxy statement for its Annual Meeting of Stockholders or, if such definitive proxy statement is not filed with the Securities and Exchange Commission prior to April 30, 2013, an amendment to this Annual Report on Form 10-K filed under cover of Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to regulations promulgated by the Securities and Exchange Commission, the Company is required to identify, based solely on a review of reports filed under Section 16(a) of the Securities Exchange Act of 1934, each person who, at any time during its fiscal year ended December 31, 2012, was a director, officer or beneficial owner of more than 10% of the Company's Class A common stock that failed to file on a timely basis any such reports.  Based on such review, the Company is aware of no such failure, except that Edward C. Atwood filed a late Form 5 reporting a gift he received in 2011 and a late amended Form 4 to report a grant of restricted shares of Company securities that was inadvertently omitted from the original Form 4.

(95)

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
1.	The financial statements as indicated in the index set forth on page 121
2.	Financial statement schedules:

Page No.
Schedules supporting consolidated financial statements:
Schedule I - Condensed Financial Information of Registrants	97
Schedule II - Valuation and Qualifying Accounts	107

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	The Index to Exhibits is on page 110.

(96)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in thousands, except share and per share amounts)

	2012	2011
ASSETS

Current Assets:

Cash and cash equivalents	$75,866	$893
Prepaid expenses and other current assets	12,201	6,297
Amounts due from affiliates	-	4,667
Deferred tax asset	170,406	32,672
Total current assets	258,473	44,529

Other receivables	1,778	-
Deferred tax asset	340,998	480,755
Deferred financing costs, net of accumulated amortization of $13,022 and $8,605	48,766	37,554
	$650,015	$562,838

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:

Accrued liabilities	$58,168	$50,189
Amounts due to affiliates (principally CSC Holdings)	485,097	504,042
Senior notes	-	26,825
Total current liabilities	543,265	581,056
Other liabilities	2,605	2,553
Senior notes and debentures	2,891,536	2,140,141
Senior notes due to Newsday	753,717	753,717
Deficit investment in affiliate, net	2,096,898	2,659,435

Total liabilities	6,288,021	6,136,902
Commitments and contingencies
Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 287,750,132 and 281,833,547 shares issued and 210,561,118 and 220,170,261 shares outstanding	2,878	2,818
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	973,432	1,053,226
Accumulated deficit	(5,011,960)	(5,245,483)
	(4,035,109)	(4,188,898)
Treasury stock, at cost (77,189,014 and 61,663,286 CNYG Class A common shares)	(1,572,134)	(1,363,698)
Accumulated other comprehensive loss	(30,763)	(21,468)
Total deficiency	(5,638,006)	(5,574,064)
	$650,015	$562,838

See accompanying note to condensed financial statements.

(97)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF INCOME
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010

Revenues, net	$-	$-	$-

Operating expenses	-	-	-

Operating income	-	-	-

Other income (expense):
Interest expense	(253,355)	(242,597)	(240,589)
Interest income	64	15	176
Equity in income of affiliates, net of income taxes	186,011	372,654	420,429
Loss on extinguishment of debt and write-off of deferred financing costs	-	-	(110,049)
Miscellaneous, net	-	-	14
	(67,280)	130,072	69,981
Income (loss) from continuing operations before income taxes	(67,280)	130,072	69,981
Income tax benefit	100,553	108,162	137,119
Income from continuing operations	33,273	238,234	207,100
Income from discontinued operations, net of income taxes	200,250	53,623	153,848
Net income attributable to Cablevision Systems Corporation stockholders	$233,523	$291,857	$360,948

See accompanying note to condensed financial statements.

(98)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share amounts)

	2012	2011	2010

Net income	$233,523	$291,857	$360,948

Other comprehensive income, net of tax	-	-	-
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$233,523	$291,857	$360,948

See accompanying note to condensed financial statements.

(99)

CABLEVISION SYSTEMS CORPORATION
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:

Income from continuing operations	$33,273	$238,234	$207,100

Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Equity in income of affiliates, net of income taxes	(186,011)	(372,654)	(420,429)
Loss on extinguishment of debt and write-off of deferred financing costs	-	-	110,049
Amortization of deferred financing costs, discounts on indebtedness and other costs	6,379	5,599	8,546
Deferred income taxes	(61,252)	(96,185)	(137,119)
Amounts due to/from other affiliates	29,305	1,745	(16,935)
Amounts due to/from CSC Holdings	(34,558)	6,742	(5,332)
Change in assets and liabilities	(2,371)	(12,665)	5,711

Net cash used in operating activities	(215,235)	(229,184)	(248,409)

Cash flows from investing activities:
Distributions from (contributions to) affiliates	(63,191)	929,947	551,013

Net cash provided by (used in) investing activities	(63,191)	929,947	551,013

Cash flows from financing activities:
Proceeds from issuance of senior notes	750,000	-	1,250,000
Repayment and repurchase of senior notes and debentures, including tender premiums and fees	(26,825)	-	(1,078,212)
Dividend distributions to common stockholders	(163,872)	(162,032)	(140,734)
Proceeds from stock option exercises and settlements	18,722	6,471	21,788
Deemed repurchases of restricted stock	(19,831)	(35,555)	(22,542)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(188,600)	(555,831)	(300,247)
Additions to deferred financing costs	(16,195)	-	(26,572)

Net cash provided by (used in) financing activities	353,399	(746,947)	(296,519)

Net increase (decrease) in cash and cash equivalents	74,973	(46,184)	6,085

Cash and cash equivalents at beginning of year	893	47,077	40,992

Cash and cash equivalents at end of year	$75,866	$893	$47,077

See accompanying note to condensed financial statements.

(100)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011
ASSETS

Current Assets:

Cash and cash equivalents	$172,457	$459,574
Restricted cash	-	27,919
Accounts receivable, trade (less allowance for doubtful accounts of $432 and $427)	22,849	21,348
Prepaid expenses and other current assets	57,171	45,190
Amounts due from Cablevision	469,484	504,042
Amounts due from other affiliates	177,557	146,531
Deferred tax asset	24,750	70,632
Total current assets	924,268	1,275,236

Property, plant and equipment, net of accumulated depreciation of $2,496,089 and $2,296,164	768,106	599,085
Investment in affiliates, net	1,917,813	2,080,450
Other receivables	2,490	3,279
Other assets	19,426	31,538
Other amortizable intangible assets, net of accumulated amortization of $2,379 and $1,924	3,343	1,792
Indefinite-lived cable television franchises	95	95
Other indefinite-lived intangible assets	250	250
Goodwill	6,168	6,168
Deferred financing costs, net of accumulated amortization of $53,903 and $53,354	48,697	63,161
	$3,690,656	$4,061,054

See accompanying note to condensed financial statements.

(101)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
BALANCE SHEETS (continued)
December 31, 2012 and 2011
(Dollars in thousands, except share and per share amounts)

	2012	2011
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$126,141	$114,840
Accrued liabilities	216,118	248,927
Amounts due to affiliates	32,064	20,176
Deferred revenue	5,704	5,083
Liabilities under derivative contracts	-	55,383
Credit facility debt	145,334	95,595
Capital lease obligations	3,921	-
Notes payable	9,844	16,174
Senior notes	-	60,997
Total current liabilities	539,126	617,175

Defined benefit plan and other postretirement plan obligations	99,307	50,297
Deferred revenue	89	277
Other liabilities	90,312	86,373
Deferred tax liability	84,953	52,629
Credit facility debt	3,118,668	3,687,865
Capital lease obligations	10,538	-
Notes payable	1,595	10,893
Senior notes and debentures	2,596,683	2,968,697
Total liabilities	6,541,271	7,474,206

Commitments and contingencies

Member's Deficiency:
Accumulated deficit	(3,106,148)	(3,492,409)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (17,631,479 and 14,432,750 membership units issued and outstanding)	1,040,013	854,442
	(2,819,852)	(3,391,684)
Accumulated other comprehensive loss	(30,763)	(21,468)

Total deficiency	(2,850,615)	(3,413,152)
	$3,690,656	$4,061,054

See accompanying note to condensed financial statements.

(102)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF INCOME
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010

Revenues, net	$636,076	$650,545	$656,245

Operating expenses:

Technical and operating (excluding depreciation, amortization and impairments shown below)	395,065	348,419	346,395
Selling, general and administrative	141,844	122,190	115,802
Restructuring expense (credits)	(167)	805	(245)
Depreciation and amortization (including impairments)	220,492	179,588	178,618
	757,234	651,002	640,570

Operating income (loss)	(121,158)	(457)	15,675

Other income (expense):
Interest expense	(390,216)	(420,673)	(437,312)
Interest income	749	593	835
Equity in income of affiliates, net of income taxes	519,644	696,470	741,881
Gain on investments, net	627	-	54
Loss on interest rate swap contracts, net	(1,828)	(7,973)	(85,013)
Loss on extinguishment of debt and write-off of deferred financing costs	(61,130)	(92,692)	-
Miscellaneous, net	(222)	(366)	(353)
	67,624	175,359	220,092
Income (loss) from continuing operations before income taxes	(53,534)	174,902	235,767
Income tax benefit	239,545	197,752	184,662

Income from continuing operations	186,011	372,654	420,429

Income from discontinued operations, net of income taxes	200,250	53,623	153,848

Net income attributable to CSC Holdings, LLC's sole member	$386,261	$426,277	$574,277

See accompanying note to condensed financial statements.

(103)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share amounts)

	2012	2011	2010

Net income	$386,261	$426,277	$574,277

Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans:
Unrecognized gain (loss) arising during period	(9,884)	3,264	11,460
Amortization of actuarial losses, net	589	1,135	3,352
Other comprehensive income (loss), net of tax	(9,295)	4,399	14,812
Comprehensive income attributable to CSC Holdings, LLC's sole member	$376,966	$430,676	$589,089

See accompanying note to condensed financial statements.

(104)

CSC HOLDINGS, LLC
(a wholly-owned subsidiary of Cablevision Systems Corporation)
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:

Income from continuing operations	$186,011	$372,654	$420,429

Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation and amortization (including impairments)	220,492	179,588	178,618
Equity in income of affiliates, net of income taxes	(519,644)	(696,470)	(741,881)
Loss (gain) on investments, net	(627)	-	(54)
Loss on extinguishment of debt and write-off of deferred financing costs	61,130	92,692	-
Amortization of deferred financing costs, discounts on indebtedness and other costs	24,824	31,637	30,308
Share-based compensation expense related to equity classified awards	3,259	2,207	2,262
Deferred income taxes	(232,902)	(203,880)	(188,329)
Provision for doubtful accounts	3,497	3,770	4,555
Amounts due to/from Cablevision	34,558	(6,742)	5,332
Amounts due to/from other affiliates	(4,050)	(55,072)	15,585
Change in assets and liabilities	(57,499)	(161,893)	(32,302)

Net cash used in operating activities	(280,951)	(441,509)	(305,477)

Cash flows from investing activities:
Capital expenditures	(311,838)	(196,447)	(157,728)
Proceeds from sale of equipment, net of costs of disposal	(1,311)	703	648
Distributions from affiliates	923,327	1,478,061	787,689
Decrease in other investments	955	50	133
Additions to other intangible assets	(1,140)	(914)	(257)

Net cash provided by investing activities	609,993	1,281,453	630,485

Cash flows from financing activities:

Proceeds from credit facility debt	-	1,265,000	795,000
Repayment of credit facility debt	(519,458)	(580,651)	(514,638)
Proceeds from issuance of senior notes	-	1,000,000	-
Repayment and repurchase of senior notes and debentures, including tender premiums and fees	(504,501)	(1,227,307)	-
Principal payments on capital lease obligations	(1,608)	-	-
Capital contributions from Cablevision	735,000	-	5,259
Distributions to Cablevision	(671,809)	(929,947)	(556,272)
Additions to deferred financing costs	(738)	(25,186)	(13,036)

Net cash used in financing activities	(963,114)	(498,091)	(283,687)

Net increase (decrease) in cash and cash equivalents from continuing operations	(634,072)	341,853	41,321
Cash flows of discontinued operations:
Net cash provided by operating activities	346,955	-	-
Net increase in cash and cash equivalents from discontinued operations	346,955	-	-

Cash and cash equivalents at beginning of year	459,574	117,721	76,400

Cash and cash equivalents at end of year	$172,457	$459,574	$117,721

See accompanying note to condensed financial statements.

(105)

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(PARENT COMPANY ONLY)
NOTES
COMBINED NOTE TO FINANCIAL INFORMATION
 (Dollars in thousands)

The condensed financial information of Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings") for the years ended December 31, 2012, 2011 and 2010, should be read in conjunction with the consolidated financial statements of Cablevision Systems Corporation and subsidiaries and the consolidated financial statements of CSC Holdings, LLC and subsidiaries and the notes thereto included elsewhere within this Annual Report on Form 10-K.

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

Total amounts payable by Cablevision and CSC Holdings in connection with their outstanding obligations during the five years subsequent to December 31, 2012 and thereafter, as of December 31, 2012 are as follows:

	Cablevision		CSC Holdings

2013	$-		$159,098
2014	-		482,729
2015	-		234,723
2016	-		2,709,828
2017	900,000		-
Thereafter	2,753,717	(a)	2,326,000
Total	$3,653,717		$5,912,378

(a)
Includes the $487,500 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday Holdings LLC, which are pledged to the lenders under Newsday’s credit facility.  These amounts eliminate in the consolidated financial statements of Cablevision.

Income tax benefit presented in the condensed statements of income for Cablevision and CSC Holdings have been computed on a stand-alone basis.  The income tax expense with regard to affiliate operations is included in equity in income of affiliates, net of income taxes.  The deferred tax asset amounts reflected in the condensed balance sheets for Cablevision and CSC Holdings have similarly been computed on a stand-alone basis.  The deferred tax assets of Cablevision represent the tax benefit of net operating loss carry forwards.  The deferred tax assets of CSC Holdings result from tax credit carry forwards and differences between the financial reporting carrying amount and the tax bases of assets and liabilities of CSC Holdings.  Deferred tax assets and deferred tax liabilities associated with affiliate operations are included in deficit investment in affiliate, net and investment in affiliates, net in the condensed balance sheets of Cablevision and CSC Holdings, respectively.

(106)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
 (Dollars in thousands, except per unit and per share data)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Cablevision Systems Corporation

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$14,907	$53,147	$(54,111)	$13,943

Year Ended December 31, 2011
Allowance for doubtful accounts	$17,786	$57,330	$(60,209)	$14,907

Year Ended December 31, 2010
Allowance for doubtful accounts	$15,710	$63,574	$(61,498)	$17,786

CSC Holdings, LLC

	Balance at Beginning of Period	Provision for Bad Debt	Deductions/ Write-Offs and Other Charges	Balance at End of Period
Year Ended December 31, 2012
Allowance for doubtful accounts	$14,907	$53,147	$(54,111)	$13,943

Year Ended December 31, 2011
Allowance for doubtful accounts	$17,786	$57,330	$(60,209)	$14,907

Year Ended December 31, 2010
Allowance for doubtful accounts	$15,710	$63,574	$(61,498)	$17,786

(107)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2013.

Cablevision Systems Corporation
CSC Holdings, LLC

By:	/s/ Gregg G. Seibert
Name:	Gregg G. Seibert
Title:	Vice Chairman and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC

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

Name	Title	Date

/s/ James L. Dolan	Chief Executive Officer, President and Director	February 28, 2013
James L. Dolan	(Principal Executive Officer)

/s/ Gregg G. Seibert	Vice Chairman and Chief Financial Officer	February 28, 2013
Gregg G. Seibert	(Principal Financial Officer)

/s/ Victoria M. Mink	Senior Vice President and Controller	February 28, 2013
Victoria M. Mink	(Principal Accounting Officer)

(108)

SIGNATURES

Name	Title	Date

/s/ Charles F. Dolan	Chairman of the Board of Directors	February 28, 2013
Charles F. Dolan

/s/ Rand Araskog	Director	February 28, 2013
Rand Araskog

/s/ Edward C. Atwood	Director	February 28, 2013
Edward C. Atwood

/s/ Frank Biondi	Director	February 28, 2013
Frank Biondi

/s/ Zachary W. Carter	Director	February 28, 2013
Zachary W. Carter

/s/ Deborah Dolan-Sweeney	Director	February 28, 2013
Deborah Dolan-Sweeney

/s/ Kathleen M. Dolan	Director	February 28, 2013
Kathleen M. Dolan

/s/ Kristin A. Dolan	Director	February 28, 2013
Kristin A. Dolan

/s/ Marianne Dolan Weber	Director	February 28, 2013
Marianne Dolan Weber

/s/ Patrick F. Dolan	Director	February 28, 2013
Patrick F. Dolan

/s/ Thomas C. Dolan	Director	February 28, 2013
Thomas C. Dolan

/s/ Thomas V. Reifenheiser	Director	February 28, 2013
Thomas V. Reifenheiser

/s/ John R. Ryan	Director	February 28, 2013
John R. Ryan

/s/ Brian Sweeney	Director	February 28, 2013
Brian Sweeney

/s/ Vincent Tese	Director	February 28, 2013
Vincent Tese

/s/ Leonard Tow	Director	February 28, 2013
Leonard Tow

(109)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

4.3
Indenture, dated June 4, 2008, relating to CSC Holdings, Inc. $500,000,000 8-1/2% Senior Notes due 2015 (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008).

4.4
Indenture, dated January 13, 2009, relating to CSC Holdings, Inc. $844,000,000 8-1/2% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

4.5
Indenture, dated February 12, 2009, relating to CSC Holdings, Inc. $526,000,000 8-5/8% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009).

(110)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

4.6
Indenture, dated September 23, 2009, relating to Cablevision Systems Corporation $900,000,000 8 5/8% Senior Notes due 2017 and 8 5/8% Series B Senior Notes due 2017 (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed on April 2, 2010).

4.7
Indenture, dated December 14, 2010, relating to BBHI Acquisition LLC $250,000,000 8.00% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on December 15, 2010).

4.8
Indenture, dated April 2, 2010, relating to Cablevision Systems Corporation $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Registration Statement on Form S-3, Registration No. 333-165887).

4.9
First Supplemental Indenture, dated April 15, 2010, to the Indenture dated April 2, 2010, relating to $750,000,000 7.75% Senior Notes due 2018 and $500,000,000 8.00% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on April 15, 2010).

4.10
Indenture, dated November 15, 2011, relating to CSC Holdings, LLC $1,000,000,000 6.75% Senior Notes due 2021 and 6.75% Series B Senior Notes due 2021 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on November 16, 2011).

4.11
Second Supplemental Indenture, dated September 27, 2012, to the Indenture dated April 2, 2010, relating to Cablevision Systems Corporation $750,000,000 5.875% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.1 to Cablevision's Current Report on Form 8-K, filed on October 2, 2012).

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

10.5	Employment Agreement, dated January 27, 1986, between Charles F. Dolan and CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.9 to Cablevision's Form S-1).

(111)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.6
Amendment to Employment Agreement, dated December 18, 2008, between Cablevision Systems Corporation and Charles F. Dolan (incorporated herein by reference to Exhibit 10.6 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

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

10.9	Amendment to Employment Agreement, dated February 27, 2013, between Cablevision Systems Corporation and James L. Dolan.

10.10
Employment Agreement, dated December 21, 2009, between Cablevision Systems Corporation and Hank J. Ratner (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed on December 24, 2009).

10.11
Letter Agreement, dated March 29, 2011, between Cablevision Systems Corporation and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed on March 31, 2011).

10.12
Employment Agreement, dated February 1, 2012, between Cablevision Systems Corporation and David G. Ellen (incorporated herein by reference to Exhibit 10.11 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.13	Supplemental Benefit Plan of CSC Holdings, Inc. (incorporated herein by reference to Exhibit 10.7 to CSC Holdings' Form S-1).

10.14	Cablevision Systems Corporation Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's June 3, 2003 Proxy Statement).

10.15	Cablevision Systems Corporation 2006 Employee Stock Plan (incorporated herein by reference to Exhibit A to Cablevision's May 18, 2006 Proxy Statement).

10.16
Cablevision Systems Corporation Executive Performance Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.17	Cablevision Systems Corporation Long-Term Incentive Plan (incorporated herein by reference to Exhibit B to Cablevision's June 3, 2003 Proxy Statement).

10.18	Cablevision Systems Corporation 2011 Cash Incentive Plan (incorporated herein by reference to Exhibit A to Cablevision's April 21, 2011 Proxy Statement).

10.19	Cablevision Systems Corporation Amended and Restated Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit D to Cablevision's June 3, 2003 Proxy Statement).

10.20	Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors (incorporated herein by reference to Exhibit C to Cablevision's May 18, 2006 Proxy Statement).

(112)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.21	Cablevision CHOICE Severance Pay Plan (incorporated herein by reference to Exhibit 10.49 to Cablevision's Annual Report on Form 10-K for fiscal year ended December 31, 2003).

10.22
Lease Agreement between Nassau Cable Business Trust, as Landlord and CSC Holdings, Inc., as Tenant, dated November 1, 1997 (incorporated herein by reference to Exhibit 10.56 to Cablevision's Registration Statement on Form S-4, dated January 20, 1998, File No. 333-44547).

10.23
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

(113)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

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

(114)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

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

10.35
Pledge Agreement, dated February 24, 2006, among CSC Holdings, Inc., certain subsidiaries of CSC Holdings, Inc. as Pledgors and Bank of America, N.A., as Secured Party (incorporated herein by reference to Exhibit 10.42 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.36
Schedule II to the Incremental Term Supplement, dated March 29, 2006, among CSC Holdings, Inc., the banks party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.41 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.37
Credit Agreement, dated as of October 12, 2012, among  Newsday LLC, CSC Holdings, LLC, the lenders party thereto from time to time, Barclays Bank PLC, as administrative agent and collateral agent, Barclays Bank PLC as lead arranger, BNP Paribas Securities Corp., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, J.P. Morgan Securities Americas LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Natixis Securities Americas LLC, Nomura Securities International, Inc., UBS Securities LLC and U.S. Bank National Association, as joint bookrunners, co-documentation agents and co-syndication agents, RBC Capital Markets and SunTrust Robinson Humphrey, Inc. as joint bookrunners, and Royal Bank of Canada and SunTrust Bank, as co-documentation agents and co-syndication agents (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed October 16, 2012).

(115)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.38
Credit Agreement, dated December 14, 2010, among BBHI Acquisition LLC, as the Borrower, BBHI Holdings LLC, the Lender Party thereto, Citibank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital, Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Join Lead Arrangers and Joint Bookrunning Managers, Bank of America, N.A., as Syndication Agent, and Barclays Bank PLC, Credit Suisse AG, and UBS Securities LLC, as Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Cablevisions Current Report on Form 8-K, filed on December 15, 2010).

10.39	Form of Nonqualified Stock Option Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).

10.40	Form of Deferred Compensation Agreement (February 16, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed February 16, 2005).

10.41	Form of Nonqualified Stock Option Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.42
Form of Nonqualified Stock Option Agreement (Vesting Subject to Performance Metric) (November 7, 2005) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.43	Form of Options Agreement (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.44	Form of Restricted Shares Agreement (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.45	Form of Performance Award Agreement (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed March 11, 2009).

10.46	Form of Deferred Compensation Agreement (November 7, 2005) (incorporated herein by reference to Exhibit 10.5 to Cablevision's Current Report on Form 8-K, filed November 7, 2005).

10.47	Form of Nonqualified Stock Option Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.48	Form of Restricted Shares Agreement (June 5, 2006) (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

10.49
Form of Stock Option and Restricted Stock Unit Agreement for Non-Employee Directors (June 5, 2006) (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed June 7, 2006).

(116)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.50	Summary of the Cablevision CHOICE Excess Savings Plan (incorporated herein by reference to Exhibit 10.72 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.51	Summary of the Cablevision CHOICE Excess Cash Balance Plan (incorporated herein by reference to Exhibit 10.73 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.52
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.53
Time Sharing Agreement, dated November 22, 2006, between CSC Transport V, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.54
Amendment dated August 3, 2012 to Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and Charles F. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.55
Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.3 to Cablevision's Current Report on Form 8-K, filed November 29, 2006).

10.56
Amendment dated August 3, 2012 to Time Sharing Agreement, dated November 22, 2006, between CSC Transport IV, Inc. and James L. Dolan (incorporated herein by reference to Exhibit 10.2 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012).

10.57
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

10.60
Time Sharing Agreement, dated February 1, 2012, between CSC Transport IV, Inc. and David G. Ellen (incorporated herein by reference to Exhibit 10.59 to Cablevision's Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

10.61
Time Sharing Agreement, dated March 29, 2011, between CSC Transport IV, Inc. and Gregg G. Seibert (incorporated herein by reference to Exhibit 10.2 to Cablevision's Current Report on Form 8-K, filed March 31, 2011).

(117)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.62	Aircraft Support Services Agreement, dated January 1, 2013, by and between CSC Transport, Inc., Dolan Family Office, LLC and Charles F. Dolan.

10.63
Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp. and Patrick F. Dolan (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.64
Extension Agreement, dated January 1, 2013, to the Aircraft Management Agreement, dated August 4, 2011, by and between CSC Transport, Inc., New York Aircam Corp., Charles F. Dolan and Patrick F. Dolan.

10.65
Aircraft Dry Lease Agreement, dated February 16, 2011, by and between Sterling Aviation LLC and CSC Transport, Inc. (incorporated herein by reference to Exhibit 10.68 to Cablevision's Current Report on Form 8-K, filed February 16, 2011).

10.66	Aircraft Dry Lease Agreement, dated November 14, 2012, by and between Brighid Air, LLC and CSC Transport, Inc.

10.67	Aircraft Support Services Agreement, dated January 1, 2013, by and between CSC Transport, Inc., Brighid Air, LLC, Patrick F. Dolan and Charles F. Dolan.

10.68
Formation Agreement, dated May 11, 2008, among CSC Holdings, Inc., NMG Holdings, Inc., Tribune Company and Newsday, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.69	Form of Tax Matters Agreement between CSC Holdings, Inc. and Tribune Company (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.70	Form of Limited Liability Agreement of Newsday LLC (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed May 14, 2008).

10.71
Distribution Agreement, dated January 12, 2010, by and between Cablevision Systems Corporation, and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.72
Transition Services Agreement, dated January 12, 2010, by and between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.73
Employee Matters Agreement, January 12, 2010, by and between Cablevision Systems Corporation and Madison Square Garden, Inc. (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed January 15, 2010).

10.74
Distribution Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.2 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

(118)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

10.75
Contribution Agreement, dated June 6, 2011, among Cablevision Systems Corporation, CSC Holdings, LLC and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.3 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.76
Form of Transition Services Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.4 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.77
Tax Disaffiliation Agreement, dated June 6, 2011, between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.5 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.78
Form of Employee Matters Agreement between Cablevision Systems Corporation and AMC Networks Inc. (incorporated herein by reference to Exhibit 99.6 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.79
Form of Termination Agreement among CSC Holdings, LLC, American Movie Classics Company LLC and WE:  Women's Entertainment LLC (incorporated herein by reference to Exhibit 99.7 to Cablevision's Current Report on Form 8-K, filed June 9, 2011).

10.80	Cablevision Systems Corporation Related Party Transaction Approval Policy (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).

10.81
Cablevision Systems Corporation Policy Concerning Certain Matters Relating to The Madison Square Garden Company and AMC Networks Inc., Including Responsibilities of Overlapping Directors and Officers (incorporated herein by reference to Exhibit 99.1 to Cablevision's Current Report on Form 8-K, filed July 1, 2011).

10.82
Letter Agreement, dated June 6, 2011, between CSC Holdings, LLC and AMC Networks Inc. regarding VOOM Litigation (incorporated herein by reference to Exhibit 10.3 to Cablevision's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.83
Summary of office space arrangement for Marianne Dolan Weber between Cablevision Systems Corporation and Knickerbocker Group LLC (incorporated herein by reference to Exhibit 10.1 to Cablevision's Quarterly Report on Form 10-Q for the fiscal Quarter ended June 30, 2012).

10.84	Purchase Agreement, dated February 7, 2013, between CSC Holdings, LLC and Charter Communications Operating, LLC.

21	Subsidiaries of the Registrants.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

(119)

INDEX TO EXHIBITS (continued)

EXHIBIT NO.	DESCRIPTION

32	Section 1350 Certification of the CEO and CFO.

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Stockholders' Deficiency of Cablevision and the Consolidated Statements of Changes in Total Deficiency of CSC Holdings; and (vi) the Combined Notes to Consolidated Financial Statements.

(120)

(121)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cablevision Systems Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Cablevision Systems Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cablevision Systems Corporation:

We have audited the accompanying consolidated balance sheets of Cablevision Systems Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cablevision Systems Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cablevision Systems Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CSC Holdings, LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting in Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, CSC Holdings, LLC and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Melville, New York
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Sole Member
CSC Holdings, LLC:

We have audited the accompanying consolidated balance sheets of CSC Holdings, LLC and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in total deficiency, and cash flows for each of the years in the three-year period ended December 31, 2012.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed in Item 15(a)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CSC Holdings, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSC Holdings, LLC and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York
February 28, 2013

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011
ASSETS

Current Assets:

Cash and cash equivalents	$364,503	$611,947
Restricted cash	-	29,068
Accounts receivable, trade (less allowance for doubtful accounts of $13,943 and $14,907)	325,064	295,277
Prepaid expenses and other current assets	137,865	135,579
Amounts due from affiliates	3,156	6,818
Deferred tax asset	141,482	84,925
Investment securities pledged as collateral	401,417	191,338
Total current assets	1,373,487	1,354,952

Property, plant and equipment, net of accumulated depreciation of $9,543,337 and $9,221,694	3,378,538	3,269,232
Other receivables	4,268	3,279
Investment securities pledged as collateral	401,417	317,896
Derivative contracts	3,143	18,617
Other assets	41,463	53,971
Amortizable intangible assets, net of accumulated amortization of $168,223 and $115,043	202,565	252,871
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	36,782	55,895
Goodwill	442,773	442,773
Deferred financing costs, net of accumulated amortization of $73,920 and $81,182	121,560	133,611
	$7,246,224	$7,143,325

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2012 and 2011
(Dollars in thousands, except share and per share amounts)

	2012	2011
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$489,631	$455,654
Accrued liabilities:
Interest	118,928	146,885
Employee related costs	194,957	246,756
Other accrued expenses	212,611	210,599
Amounts due to affiliates	34,838	32,682
Deferred revenue	64,030	61,599
Liabilities under derivative contracts	134,524	75,223
Credit facility debt	172,984	103,245
Collateralized indebtedness	248,760	148,175
Capital lease obligations	11,009	9,174
Notes payable	10,676	17,614
Senior notes	-	87,822
Total current liabilities	1,692,948	1,595,428

Defined benefit plan and other postretirement plan obligations	99,307	50,297
Deferred revenue	9,736	10,896
Liabilities under derivative contracts	13,739	3,141
Other liabilities	202,394	170,568
Deferred tax liability	275,905	80,546
Credit facility debt	4,485,122	5,080,949
Collateralized indebtedness	307,392	307,763
Capital lease obligations	45,560	33,589
Notes payable	1,909	11,613
Senior notes and debentures	5,738,219	5,358,838
Total liabilities	12,872,231	12,703,628

Commitments and contingencies

Redeemable noncontrolling interest	11,999	13,761

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 287,750,132 and 281,833,547 shares issued and 210,561,118 and 220,170,261 shares outstanding	2,878	2,818
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	972,274	1,051,435
Accumulated deficit	(5,011,960)	(5,245,483)
	(4,036,267)	(4,190,689)
Treasury stock, at cost (77,189,014 and 61,663,286 CNYG Class A common shares)	(1,572,134)	(1,363,698)
Accumulated other comprehensive loss	(30,763)	(21,468)
Total stockholders' deficiency	(5,639,164)	(5,575,855)
Noncontrolling interests	1,158	1,791
Total deficiency	(5,638,006)	(5,574,064)
	$7,246,224	$7,143,325

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share amounts)

	2012	2011	2010

Revenues, net (including revenues, net from affiliates of $5,805, $5,222 and $4,381, respectively) (see Note 16)	$6,705,461	$6,700,848	$6,177,575

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $183,292, $178,831 and $171,642, respectively) (see Note 16)	3,323,655	2,968,540	2,663,748
Selling, general and administrative (net of charges from (to) affiliates of $3,614, $(16,994) and $(23,083), respectively) (see Note 16)	1,544,109	1,482,344	1,440,731
Restructuring expense (credits)	(770)	6,311	(58)
Depreciation and amortization (including impairments)	1,078,957	1,014,974	887,092
	5,945,951	5,472,169	4,991,513

Operating income	759,510	1,228,679	1,186,062

Other income (expense):
Interest expense	(720,692)	(746,587)	(711,293)
Interest income	1,021	881	542
Gain on sale of affiliate interests	716	683	2,051
Gain on investments, net	294,235	37,384	109,813
Gain (loss) on equity derivative contracts, net	(211,335)	1,454	(72,044)
Loss on interest rate swap contracts, net	(1,828)	(7,973)	(85,013)
Loss on extinguishment of debt and write-off of deferred financing costs	(66,213)	(92,692)	(110,049)
Miscellaneous, net	1,770	1,265	1,447
	(702,326)	(805,585)	(864,546)
Income from continuing operations before income taxes	57,184	423,094	321,516
Income tax expense	(23,821)	(184,436)	(113,767)
Income from continuing operations	33,363	238,658	207,749
Income from discontinued operations, net of income taxes	200,250	53,623	153,848
Net income	233,613	292,281	361,597
Net income attributable to noncontrolling interests	(90)	(424)	(649)
Net income attributable to Cablevision Systems Corporation stockholders	$233,523	$291,857	$360,948

INCOME PER SHARE:

Basic net income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.13	$0.86	$0.71

Income from discontinued operations	$0.76	$0.19	$0.52

Net income	$0.89	$1.06	$1.23

Basic weighted average common shares (in thousands)	262,258	276,369	293,165

Diluted net income per share attributable to Cablevision Systems Corporation stockholders:

Income from continuing operations	$0.12	$0.84	$0.69

Income from discontinued operations	$0.75	$0.19	$0.51

Net income	$0.87	$1.02	$1.20

Diluted weighted average common shares (in thousands)	267,330	284,904	301,880

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$33,273	$238,234	$207,100
Income from discontinued operations, net of income taxes	200,250	53,623	153,848
Net income	$233,523	$291,857	$360,948
Cash dividends declared and paid per share of common stock	$0.600	$0.575	$0.475

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share amounts)

	2012	2011	2010

Net income	$233,613	$292,281	$361,597

Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans:
Unrecognized gain (loss) arising during period	(9,884)	3,264	11,460
Amortization of actuarial losses, net	589	1,135	3,352
Other comprehensive income (loss)	(9,295)	4,399	14,812
Comprehensive income	224,318	296,680	376,409
Comprehensive income attributable to noncontrolling interests	(90)	(424)	(649)
Comprehensive income attributable to Cablevision Systems Corporation stockholders	$224,228	$296,256	$375,760

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Loss	Deficiency	Interest	Deficiency

Balance at January 1, 2010	$2,741	$544	$89,741	$(4,749,714)	$(449,507)	$(49,760)	$(5,155,955)	$521	$(5,155,434)
Net income attributable to Cablevision Systems Corporation stockholders	-	-	-	360,948	-	-	360,948	-	360,948
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	1,249	1,249
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	-	-	14,812	14,812	-	14,812
Proceeds from exercise of options and issuance of restricted shares	52	-	21,736	-	-	-	21,788	-	21,788
Recognition of equity-based stock compensation arrangements	-	-	60,151	-	-	-	60,151	-	60,151
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	4	-	(22,546)	-	(22,542)	-	(22,542)
Treasury stock acquired through share repurchase program	-	-	-	-	(316,513)	-	(316,513)	-	(316,513)
Conversion of CNYG Class B common stock to CNYG Class A common stock	3	(3)	-	-	-	-	-	-	-
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(68,048)	(75,751)	-	-	(143,799)	-	(143,799)
Distribution of Madison Square Garden	-	-	(98,514)	(1,028,982)	-	11,623	(1,115,873)	-	(1,115,873)
Impact of exchange of notes due to Newsday Holdings LLC, net of income taxes	-	-	1,285	(789)	-	-	496	-	496
Adjustments to noncontrolling interests	-	-	110	(541)	-	-	(431)	(285)	(716)

Balance at December 31, 2010	$2,796	$541	$6,465	$(5,494,829)	$(788,566)	$(23,325)	$(6,296,918)	$1,485	$(6,295,433)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Loss	Deficiency	Interest	Deficiency

Balance at January 1, 2011	$2,796	$541	$6,465	$(5,494,829)	$(788,566)	$(23,325)	$(6,296,918)	$1,485	$(6,295,433)
Net income attributable to Cablevision Systems Corporation stockholders	-	-	-	291,857	-	-	291,857	-	291,857
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	1,617	1,617
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	-	-	4,399	4,399	-	4,399
Proceeds from exercise of options and issuance of restricted shares	22	-	6,449	-	-	-	6,471	-	6,471
Recognition of equity-based stock compensation arrangements	-	-	50,643	-	-	-	50,643	-	50,643
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	12	-	(35,567)	-	(35,555)	-	(35,555)
Treasury stock acquired through share repurchase program	-	-	-	-	(539,565)	-	(539,565)	-	(539,565)
Deferred tax adjustments relating to distribution of Madison Square Garden	-	-	(2,425)	-	-	(2,542)	(4,967)	-	(4,967)
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(120,612)	(42,511)	-	-	(163,123)	-	(163,123)
Distribution of AMC Networks	-	-	1,111,159	-	-	-	1,111,159	-	1,111,159
Adjustments to noncontrolling interests	-	-	(256)	-	-	-	(256)	(1,311)	(1,567)

Balance at December 31, 2011	$2,818	$541	$1,051,435	$(5,245,483)	$(1,363,698)	$(21,468)	$(5,575,855)	$1,791	$(5,574,064)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (continued)
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	CNYG	CNYG				Accumulated
	Class A	Class B				Other	Total
	Common	Common	Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'	Noncontrolling	Total
	Stock	Stock	Capital	Deficit	Stock	Loss	Deficiency	Interest	Deficiency

Balance at January 1, 2012	$2,818	$541	$1,051,435	$(5,245,483)	$(1,363,698)	$(21,468)	$(5,575,855)	$1,791	$(5,574,064)
Net income attributable to Cablevision Systems Corporation stockholders	-	-	-	233,523	-	-	233,523	-	233,523
Net income attributable to noncontrolling interests	-	-	-	-	-	-	-	1,638	1,638
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	-	-	(9,295)	(9,295)	-	(9,295)
Proceeds from exercise of options and issuance of restricted shares	60	-	18,662	-	-	-	18,722	-	18,722
Recognition of equity-based stock compensation arrangements	-	-	62,039	-	-	-	62,039	-	62,039
Treasury stock acquired from forfeiture and acquisition of restricted shares	-	-	5	-	(19,836)	-	(19,831)	-	(19,831)
Treasury stock acquired through share repurchase program	-	-	-	-	(188,600)	-	(188,600)	-	(188,600)
Deferred tax adjustments relating to distribution of AMC Networks	-	-	240	-	-	-	240	-	240
Dividends on CNYG Class A and CNYG Class B common stock	-	-	(161,004)	-	-	-	(161,004)	-	(161,004)
Adjustments to noncontrolling interests	-	-	897	-	-	-	897	(2,271)	(1,374)

Balance at December 31, 2012	$2,878	$541	$972,274	$(5,011,960)	$(1,572,134)	(30,763)	$(5,639,164)	$1,158	$(5,638,006)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:

Income from continuing operations	$33,363	$238,658	$207,749

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,078,957	1,014,974	887,092
Gain on sale of affiliate interests	(716)	(683)	(2,051)
Gain on investments, net	(294,235)	(37,384)	(109,813)
Loss (gain) on equity derivative contracts, net	211,335	(1,454)	72,044
Loss on extinguishment of debt and write-off of deferred financing costs	66,213	92,692	110,049
Amortization of deferred financing costs and discounts on indebtedness	40,495	46,785	40,739
Share-based compensation expense related to equity classified awards	61,564	44,877	48,434
Deferred income taxes	22,279	157,219	95,682
Provision for doubtful accounts	53,147	57,330	63,574
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(82,934)	(57,133)	(81,909)
Other receivables	(11,681)	12,059	(8,330)
Prepaid expenses and other assets	47,751	(28,241)	9
Advances/payables to affiliates	3,908	25,444	(934)
Accounts payable	14,843	(4,509)	65,886
Accrued liabilities	(39,360)	(60,510)	19,577
Deferred revenue	1,987	9,500	(3,997)
Derivative contracts	(55,383)	(111,895)	(44,183)

Net cash provided by operating activities	1,151,533	1,397,729	1,359,618

Cash flows from investing activities:
Capital expenditures	(1,075,255)	(814,807)	(823,245)
Payments for acquisitions, net	-	(7,776)	(1,356,500)
Proceeds related to sale of equipment, net of costs of disposal	362	667	2,382
Proceeds from sale of affiliate interests	750	750	6,990
Decrease in other investments	955	50	133
Contributions to AMC Networks	-	-	(99,614)
Decrease in restricted cash	1,149	-	-
Additions to other intangible assets	(4,704)	(10,797)	(2,175)

Net cash used in investing activities	(1,076,743)	(831,913)	(2,272,029)

See accompanying notes to consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from financing activities:
Proceeds from credit facility debt	-	1,265,000	1,552,350
Repayment of credit facility debt	(527,108)	(588,301)	(514,638)
Proceeds from issuance of senior notes	750,000	1,000,000	1,500,000
Repayment and repurchase of senior notes, including tender premiums and fees	(531,326)	(1,227,307)	(1,078,212)
Proceeds from collateralized indebtedness	248,388	307,763	148,174
Repayment of collateralized indebtedness and related derivative contracts	(218,754)	(257,913)	(148,174)
Dividend distributions to common stockholders	(163,872)	(162,032)	(140,734)
Proceeds from stock option exercises	18,722	6,471	21,788
Principal payments on capital lease obligations	(13,729)	(3,226)	(1,377)
Deemed repurchases of restricted stock	(19,831)	(35,555)	(22,542)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	(188,600)	(555,831)	(300,247)
Additions to deferred financing costs	(21,491)	(25,626)	(65,723)
Distributions to noncontrolling interests, net	(1,588)	(1,311)	(285)

Net cash provided by (used in) financing activities	(669,189)	(277,868)	950,380

Net increase (decrease) in cash and cash equivalents from continuing operations	(594,399)	287,948	37,969
Cash flows of discontinued operations:
Net cash provided by operating activities	346,955	129,114	306,893
Net cash used in investing activities	-	(4,086)	(22,591)
Net cash provided by (used in) financing activities	-	2,857	(207,670)
Effect of change in cash related to discontinued operations	-	(117,877)	(15,814)
Net increase in cash and cash equivalents from discontinued operations	346,955	10,008	60,818

Cash and cash equivalents at beginning of year	611,947	313,991	215,204

Cash and cash equivalents at end of year	$364,503	$611,947	$313,991

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011
ASSETS

Current Assets:

Cash and cash equivalents	$288,637	$611,054
Restricted cash	-	29,068
Accounts receivable, trade (less allowance for doubtful accounts of $13,943 and $14,907)	325,064	295,277
Prepaid expenses and other current assets	125,664	129,282
Amounts due from affiliates (primarily due from Cablevision)	485,169	503,576
Deferred tax asset	-	91,372
Investment securities pledged as collateral	401,417	191,338
Total current assets	1,625,951	1,850,967

Property, plant and equipment, net of accumulated depreciation of $9,543,337 and $9,221,694	3,378,538	3,269,232
Other receivables	2,490	3,279
Investment securities pledged as collateral	401,417	317,896
Derivative contracts	3,143	18,617
Other assets	41,463	53,971
Amortizable intangible assets, net of accumulated amortization of $168,223 and $115,043	202,565	252,871
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	36,782	55,895
Goodwill	442,773	442,773
Deferred financing costs, net of accumulated amortization of $60,898 and $72,577	72,795	96,056
	$7,448,145	$7,601,785

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2012 and 2011
(Dollars in thousands, except share and per share amounts)

	2012	2011
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$489,631	$455,654
Accrued liabilities:
Interest	63,851	102,861
Employee related costs	191,878	240,757
Other accrued expenses	212,602	210,432
Amounts due to affiliates	31,752	30,065
Deferred tax liability	2,601	-
Deferred revenue	64,030	61,599
Liabilities under derivative contracts	134,524	75,223
Credit facility debt	172,984	103,245
Collateralized indebtedness	248,760	148,175
Capital lease obligations	11,009	9,174
Notes payable	10,676	17,614
Senior notes	-	60,997
Total current liabilities	1,634,298	1,515,796

Defined benefit plan and other postretirement plan obligations	99,307	50,297
Deferred revenue	9,736	10,896
Liabilities under derivative contracts	13,739	3,141
Other liabilities	199,789	168,015
Deferred tax liability	643,226	600,420
Credit facility debt	4,485,122	5,080,949
Collateralized indebtedness	307,392	307,763
Capital lease obligations	45,560	33,589
Notes payable	1,909	11,613
Senior notes and debentures	2,846,683	3,218,697
Total liabilities	10,286,761	11,001,176

Commitments and contingencies

Redeemable noncontrolling interest	11,999	13,761

Member's Deficiency:
Accumulated deficit	(3,106,148)	(3,492,409)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (17,631,479 and 14,432,750 membership units issued and outstanding)	1,038,855	852,651
	(2,821,010)	(3,393,475)
Accumulated other comprehensive loss	(30,763)	(21,468)

Total member's deficiency	(2,851,773)	(3,414,943)
Noncontrolling interests	1,158	1,791
Total deficiency	(2,850,615)	(3,413,152)
	$7,448,145	$7,601,785

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Revenues, net (including revenues, net from affiliates of $5,805, $5,222 and $4,381, respectively) (see Note 16)	$6,705,461	$6,700,848	$6,177,575

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $183,292, $178,831 and $171,642, respectively) (see Note 16)	3,323,655	2,968,540	2,663,748
Selling, general and administrative (net of charges from (to) affiliates of $3,614, $(16,994) and $(23,083), respectively) (see Note 16)	1,544,109	1,482,344	1,440,731
Restructuring expense (credits)	(770)	6,311	(58)
Depreciation and amortization (including impairments)	1,078,957	1,014,974	887,092
	5,945,951	5,472,169	4,991,513

Operating income	759,510	1,228,679	1,186,062

Other income (expense):
Interest expense	(526,416)	(563,069)	(531,210)
Interest income	60,036	59,945	60,872
Gain on sale of affiliate interests	716	683	2,051
Gain on investments, net	294,235	37,384	109,813
Gain (loss) on equity derivative contracts, net	(211,335)	1,454	(72,044)
Loss on interest rate swap contracts, net	(1,828)	(7,973)	(85,013)
Loss on extinguishment of debt and write-off of deferred financing costs	(66,213)	(92,692)	-
Miscellaneous, net	1,770	1,265	1,433
	(449,035)	(563,003)	(514,098)
Income from continuing operations before income taxes	310,475	665,676	671,964
Income tax expense	(124,374)	(292,598)	(250,886)

Income from continuing operations	186,101	373,078	421,078

Income from discontinued operations, net of income taxes	200,250	53,623	153,848

Net income	386,351	426,701	574,926
Net income attributable to noncontrolling interests	(90)	(424)	(649)
Net income attributable to CSC Holdings, LLC's sole member	$386,261	$426,277	$574,277

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$186,011	$372,654	$420,429
Income from discontinued operations, net of income taxes	200,250	53,623	153,848
Net income	$386,261	$426,277	$574,277
See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share amounts)

	2012	2011	2010

Net income	$386,351	$426,701	$574,926

Other comprehensive income (loss), net of tax:
Defined benefit pension and postretirement plans:
Unrecognized gain (loss) arising during period	(9,884)	3,264	11,460
Amortization of actuarial losses, net	589	1,135	3,352
Other comprehensive income (loss)	(9,295)	4,399	14,812
Comprehensive income	377,056	431,100	589,738
Comprehensive income attributable to noncontrolling interests	(90)	(424)	(649)
Comprehensive income attributable to CSC Holdings, LLC's sole member	$376,966	$430,676	$589,089

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2010	$(3,363,682)	$(660,951)	$984,241	$(49,760)	$(3,090,152)	$521	$(3,089,631)
Net income attributable to CSC Holdings, LLC's sole member	574,277	-	-	-	574,277	-	574,277
Net income attributable to noncontrolling interests	-	-	-	-	-	1,249	1,249
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	14,812	14,812	-	14,812
Recognition of equity-based stock compensation arrangements	-	-	60,151	-	60,151	-	60,151
Distributions to Cablevision	(450,115)	-	(106,157)	-	(556,272)	-	(556,272)
Accretion of discount on notes due from Cablevision	-	(3,131)	-	-	(3,131)	-	(3,131)
Distribution of Madison Square Garden	(134,869)	-	(992,627)	11,623	(1,115,873)	-	(1,115,873)
Impact of exchange of notes due from Cablevision, net of income taxes	(209)	(89,635)	56,218	-	(33,626)	-	(33,626)
Adjustments to noncontrolling interests	(908)	-	477	-	(431)	(285)	(716)

Balance at December 31, 2010	$(3,375,506)	$(753,717)	$2,303	$(23,325)	$(4,150,245)	$1,485	$(4,148,760)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY (continued)
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2011	$(3,375,506)	$(753,717)	$2,303	$(23,325)	$(4,150,245)	$1,485	$(4,148,760)
Net income attributable to CSC Holdings, LLC's sole member	426,277	-	-	-	426,277	-	426,277
Net income attributable to noncontrolling interests	-	-	-	-	-	1,617	1,617
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	4,399	4,399	-	4,399
Recognition of equity-based stock compensation arrangements	-	-	50,643	-	50,643	-	50,643
Distributions to Cablevision	(543,180)	-	(386,767)	-	(929,947)	-	(929,947)
Excess tax benefit on share-based awards	-	-	11,196	-	11,196	-	11,196
Deferred tax adjustments relating to distribution of Madison Square Garden	-	-	(2,425)	(2,542)	(4,967)	-	(4,967)
Distribution of AMC Networks.	-	-	1,177,957	-	1,177,957	-	1,177,957
Adjustments to noncontrolling interests	-	-	(256)	-	(256)	(1,311)	(1,567)

Balance at December 31, 2011	$(3,492,409)	$(753,717)	$852,651	$(21,468)	$(3,414,943)	$1,791	$(3,413,152)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL DEFICIENCY (continued)
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Accumulated Deficit	Senior Notes due from Cablevision	Other Member's Equity	Accumulated Other Comprehensive Loss	Total Member's Deficiency	Noncontrolling Interests	Total Deficiency

Balance at January 1, 2012	$(3,492,409)	$(753,717)	$852,651	$(21,468)	$(3,414,943)	$1,791	$(3,413,152)
Net income attributable to CSC Holdings, LLC's sole member	386,261	-	-	-	386,261	-	386,261
Net income attributable to noncontrolling interests	-	-	-	-	-	1,638	1,638
Pension and postretirement plan liability adjustments, net of income taxes	-	-	-	(9,295)	(9,295)	-	(9,295)
Recognition of equity-based stock compensation arrangements	-	-	62,039	-	62,039	-	62,039
Distributions to Cablevision	-	-	(671,809)	-	(671,809)	-	(671,809)
Contributions from Cablevision	-	-	735,000	-	735,000	-	735,000
Excess tax benefit on share-based awards	-	-	65,420	-	65,420	-	65,420
Deferred tax adjustments relating to distribution of AMC Networks	-	-	(5,343)	-	(5,343)	-	(5,343)
Adjustments to noncontrolling interests	-	-	897	-	897	(2,271)	(1,374)

Balance at December 31, 2012	$(3,106,148)	$(753,717)	$1,038,855	$(30,763)	$(2,851,773)	$1,158	$(2,850,615)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:

Income from continuing operations	$186,101	$373,078	$421,078

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	1,078,957	1,014,974	887,092
Gain on sale of affiliate interests	(716)	(683)	(2,051)
Gain on investments, net	(294,235)	(37,384)	(109,813)
Loss (gain) on equity derivative contracts, net	211,335	(1,454)	72,044
Loss on extinguishment of debt and write-off of deferred financing costs	66,213	92,692	-
Amortization of deferred financing costs and discounts on indebtedness	34,116	41,186	35,324
Accretion of discount on Cablevision senior notes held by Newsday	-	-	(3,131)
Share-based compensation expense related to equity classified awards	61,564	44,877	48,434
Deferred income taxes	83,531	253,404	223,895
Provision for doubtful accounts	53,147	57,330	63,574
Excess tax benefit on share-based awards	(61,434)	(11,196)	-
Change in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, trade	(82,934)	(57,133)	(81,909)
Other receivables	(3,841)	13,683	(8,127)
Prepaid expenses and other assets	47,593	(28,241)	4,460
Advances/payables to affiliates	800	16,957	21,459
Accounts payable	14,843	(4,509)	65,886
Accrued liabilities	(36,310)	(49,469)	17,972
Deferred revenue	1,987	9,500	(3,997)
Derivative contracts	(55,383)	(111,895)	(44,183)

Net cash provided by operating activities	1,305,334	1,615,717	1,608,007

Cash flows from investing activities:
Capital expenditures	(1,075,255)	(814,807)	(823,245)
Payments for acquisitions, net	-	(7,776)	(1,356,500)
Proceeds related to sale of equipment, net of costs of disposal	362	667	2,382
Proceeds from sale of affiliate interests	750	750	6,990
Decrease in other investments	955	50	133
Contributions to AMC Networks	-	-	(99,614)
Decrease in restricted cash	1,149	-	-
Additions to other intangible assets	(4,704)	(10,797)	(2,175)

Net cash used in investing activities	(1,076,743)	(831,913)	(2,272,029)

See accompanying notes to consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from financing activities:

Proceeds from credit facility debt	-	1,265,000	1,552,350
Repayment of credit facility debt	(527,108)	(588,301)	(514,638)
Proceeds from issuance of senior notes	-	1,000,000	250,000
Repayment and repurchase of senior notes, including tender premiums and fees	(504,501)	(1,227,307)	-
Proceeds from collateralized indebtedness	248,388	307,763	148,174
Repayment of collateralized indebtedness and related derivative contracts	(218,754)	(257,913)	(148,174)
Principal payments on capital lease obligations	(13,729)	(3,226)	(1,377)
Capital contributions from Cablevision	735,000	-	5,259
Distributions to Cablevision	(671,809)	(929,947)	(556,272)
Excess tax benefit on share-based awards	61,434	11,196	-
Additions to deferred financing costs	(5,296)	(25,626)	(39,131)
Distributions to noncontrolling interests, net	(1,588)	(1,311)	(285)

Net cash provided by (used in) financing activities	(897,963)	(449,672)	695,906

Net increase (decrease) in cash and cash equivalents from continuing operations	(669,372)	334,132	31,884

Cash flows of discontinued operations:
Net cash provided by operating activities	346,955	129,114	306,893
Net cash used in investing activities	-	(4,086)	(22,591)
Net cash provided by (used in) financing activities	-	2,857	(207,670)
Effect of change in cash related to discontinued operations	-	(117,877)	(15,814)
Net increase in cash and cash equivalents from discontinued operations	346,955	10,008	60,818

Cash and cash equivalents at beginning of year	611,054	266,914	174,212

Cash and cash equivalents at end of year	$288,637	$611,054	$266,914

See accompanying notes to consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

NOTE 1.	DESCRIPTION OF BUSINESS, RELATED MATTERS AND BASIS OF PRESENTATION

The Company and Related Matters

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, local programming and advertising sales services for the cable television industry, provide commercial data and voice services, operate motion picture theatres and operate a newspaper publishing business.  The Company classifies its operations into two reportable segments:  (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol ("VoIP") and its commercial data and voice services operations; and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) a motion picture theatre business ("Clearview Cinemas"), (iii) the News 12 Networks, which provide regional news programming services, (iv) the MSG Varsity network, a network dedicated entirely to showcasing high school sports and activities and other local programming, (v) a cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

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

Accounts payable to and advances to Madison Square Garden and AMC Networks that were previously eliminated in consolidation are presented as amounts due to affiliates or amounts due from affiliates on the Company's consolidated balance sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries.  Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The consolidated balance sheets and statements of income for Cablevision are essentially identical to the consolidated balance sheets and consolidated statements of income for CSC Holdings, with the following significant exceptions:  Cablevision has $2,891,536 of senior notes outstanding at December 31, 2012 (excluding the $753,717 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC discussed in Note 10) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision. Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, loss on extinguishment of debt, write-off of deferred financing costs, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, all of which eliminate in Cablevision's results of operations.

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  See Note 12 for a discussion of fair value estimates.

Reclassifications

Certain reclassifications have been made to the 2010 and 2011 financial statements to conform to the 2012 presentation.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes video, high-speed data, and voice services revenues as the services are provided to subscribers.  Installation revenue for the Company's video, consumer high-speed data and VoIP services is recognized as installations are completed, as direct selling costs have exceeded this revenue in all periods reported.  Advertising revenues are recognized when commercials are aired.

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

Gross Versus Net Revenue Recognition

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities, and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the years ended December 31, 2012, 2011 and 2010, the amount of franchise fees included as a component of net revenue aggregated $146,060, $147,498, and $134,730, respectively.

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

Advertising Expenses

Advertising costs are charged to expense when incurred and are recorded to "selling, general and administrative" expenses in the accompanying statements of income.  Advertising costs amounted to $170,846, $177,694 and $164,314 for the years ended December 31, 2012, 2011 and 2010, respectively.

Share-Based Compensation

Share-based compensation expense is based on the fair value of the portion of share-based payment awards that are ultimately expected to vest.

For options and performance based option awards, Cablevision recognizes compensation expense based on the estimated grant date fair value using the Black-Scholes valuation model.  For options not subject to performance based vesting conditions, Cablevision recognizes the compensation expense using a straight-line amortization method.  For options subject to performance based vesting conditions, Cablevision recognizes compensation expense based on the probable outcome of the performance criteria and requisite service period for each tranche of awards subject to performance based vesting conditions.  For restricted shares and restricted stock units, Cablevision recognizes compensation expense using a straight-line amortization method, based on the grant date price of CNYG Class A common stock over the vesting period, except for restricted stock units granted to non-employee directors which vest 100% and are expensed at the date of grant.  For stock appreciation rights, Cablevision recognizes compensation expense based on the estimated fair value at each reporting period using the Black-Scholes valuation model.

For CSC Holdings, share-based compensation expense is recognized in its statements of income for the years ended December 31, 2012, 2011 and 2010 based on allocations from Cablevision.

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

Restricted Cash

Restricted cash at December 31, 2011 principally includes money market securities held in a rabbi trust to fund deferred compensation payments as required under certain employment agreements.

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

Long-Lived Assets and Amortizable Intangible Assets

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

Customer relationships, advertiser relationships, and other intangibles established in connection with acquisitions that are finite-lived are amortized in a manner that reflects the pattern in which the projected net cash inflows to the Company are expected to occur, such as the sum of the years' digits method, or when such pattern does not exist, using the straight-line basis over their respective estimated useful lives.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and the value of franchises, trademarks, licenses and certain other intangibles acquired in purchase business combinations which have indefinite useful lives are not amortized.  Rather, such assets are tested for impairment annually or upon the occurrence of a triggering event.

The following description of the Company's policy for assessing goodwill for possible impairment reflects the adoption in 2011 of ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  Prior to 2011, the Company performed the quantitative two-step process further described below.

The Company assesses qualitative factors for its reporting units that carry goodwill.  If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit.

When the qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed at the reporting unit level using a two-step approach.  The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill utilizing an enterprise-value based premise approach.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill which would be recognized in a business combination.

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

	Shares Outstanding
	Class A Common Stock	Class B Common Stock

Balance at December 31, 2009	247,668,143	54,354,251
Conversion of CNYG Class B common stock to CNYG Class A common stock	206,028	(206,028)
Employee and non-employee director stock transactions(a)	4,006,712	-
Share repurchases (see Note 20)	(10,825,600)	-
Balance at December 31, 2010	241,055,283	54,148,223
Conversion of CNYG Class B common stock to CNYG Class A common stock	10,550	(10,550)
Employee and non-employee director stock transactions(a)	(35,172)	-
Share repurchases (see Note 20)	(20,860,400)	-
Balance at December 31, 2011	220,170,261	54,137,673
Employee and non-employee director stock transactions(a)	3,987,544	-
Share repurchases (see Note 20)	(13,596,687)	-
Balance at December 31, 2012	210,561,118	54,137,673

(a)
Primarily includes issuances of common stock in connection with employee and non-employee director exercises of stock options and restricted shares granted to employees, offset by shares acquired by the Company in connection with the fulfillment of employees' statutory tax withholding obligation for applicable income and other employment taxes and forfeited employee restricted shares.

CSC Holdings Membership Interests

CSC Holdings has 17,631,479 and 14,432,750 membership units issued and outstanding as of December 31, 2012 and 2011, respectively, which are all owned by Cablevision, its sole owner.

In September 2012, CSC Holdings issued 3,198,729 membership interests to Cablevision in connection with Cablevision's $735,000 cash contribution to CSC Holdings.  Such contribution was funded by the net proceeds from Cablevision's senior notes issued in September 2012.

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

Cablevision's and CSC Holdings' indentures and CSC Holdings credit agreement restrict the amount of dividends and distributions in respect of any equity interest that can be made.

The Board of Directors of Cablevision declared the following cash dividends to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock:

Declaration Date	Dividend per Share	Record Date	Payment Date

October 24, 2012	$0.15	November 7, 2012	November 28, 2012
August 1, 2012	$0.15	August 14, 2012	September 4, 2012
May 1, 2012	$0.15	May 17, 2012	June 1, 2012
February 22, 2012	$0.15	March 9, 2012	March 30, 2012

October 27, 2011	$0.15	November 11, 2011	December 2, 2011
August 5, 2011	$0.15	August 19, 2011	September 9, 2011
May 4, 2011	$0.15	May 16, 2011	June 6, 2011
February 15, 2011	$0.125	February 28, 2011	March 21, 2011

November 3, 2010	$0.125	November 15, 2010	December 6, 2010
August 4, 2010	$0.125	August 16, 2010	September 7, 2010
May 5, 2010	$0.125	May 17, 2010	June 7, 2010
February 24, 2010	$0.10	March 8, 2010	March 29, 2010

Cablevision paid dividends aggregating $163,872, $162,032 and $140,734 in 2012, 2011 and 2010, respectively, primarily from the proceeds of equity distribution payments from CSC Holdings.  In addition, as of December 31, 2012, up to approximately $5,684 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the years ended December 31, 2012, 2011 and 2010, CSC Holdings made equity distribution payments to Cablevision, its sole member, aggregating $671,809, $929,947 and $556,272, respectively.  These distribution payments were funded from cash on hand and cash from operations.  The proceeds were used to fund:

•	Cablevision's dividends paid;

•	Cablevision's interest and principal payments on its senior notes;

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares; and

•	the repurchase of CNYG Class A common stock under Cablevision's share repurchase program (see Note 20).

Additionally on June 30, 2011, CSC Holdings distributed to Cablevision all of the outstanding common stock of AMC Networks and on February 9, 2010, CSC Holdings distributed to Cablevision all of the outstanding common stock of Madison Square Garden.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Income (Loss) Per Common Share

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options and restricted stock (including shares held by AMC Networks and Madison Square Garden employees).

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(in thousands)

Basic weighted average shares outstanding	262,258	276,369	293,165

Effect of dilution:
Stock options	2,588	3,320	3,181
Restricted stock awards	2,484	5,215	5,534
Diluted weighted average shares outstanding	267,330	284,904	301,880

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period and certain restricted shares) totaling approximately 1,257,000, 303,000 and 237,000 shares (which include Company options held by AMC Networks and Madison Square Garden employees), have been excluded from diluted weighted average shares outstanding for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.  In addition, approximately 756,000 restricted shares issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding for the year ended December 31, 2012, as the performance criteria on these awards have not yet been satisfied.

CSC Holdings

Net income (loss) per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

Concentrations of Credit Risk

Financial instruments that may potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents and trade account receivables.  The Company monitors the financial institutions and money market funds where it invests its cash and cash equivalents with diversification among counterparties to mitigate exposure to any single financial institution.  The Company's emphasis is primarily on safety of principal and liquidity and secondarily on maximizing the yield on its investments.  Management believes that no significant concentration of credit risk exists with respect to its cash and cash equivalents balances because of its assessment of the creditworthiness and financial viability of the respective financial institutions.

The Company did not have a single customer that represented 10% or more of its consolidated net revenues for the years ended December 31, 2012, 2011 and 2010, or 10% or more of its consolidated net trade receivables at December 31, 2012 and 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 3.	SUPPLEMENTAL CASH FLOW INFORMATION

During 2012, 2011 and 2010, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Years Ended December 31,
	2012	2011	2010
Non-Cash Investing and Financing Activities:

Cablevision and CSC Holdings:
Continuing Operations:
Redemption of collateralized indebtedness with related equity derivative contracts	$-	$-	$23,226
Capital lease obligations	27,535	14,877	684
Property and equipment accrued but unpaid	96,884	78,073	54,415
Intangible asset obligations	1,435	8,501	-
Notes payable to vendors	-	29,796	-
Satisfaction and discharge of debt with AMC Networks debt	-	1,250,000	-
Distribution of Madison Square Garden	-	-	1,115,873
Distribution of AMC Networks (Cablevision)	-	1,111,159	-
Distribution of AMC Networks (CSC Holdings)	-	1,177,957	-
Gain on redemption of Cablevision notes held by Newsday Holdings LLC recognized in equity (CSC Holdings)	-	-	87,090

Non-Cash Investing Activity of Cablevision:
Dividends payable on unvested restricted share awards	3,119	4,150	4,261

Supplemental Data:
Continuing Operations:
Cash interest paid (Cablevision)	708,273	701,486	663,853
Cash interest paid (CSC Holdings)	531,429	523,567	495,188
Income taxes paid, net (Cablevision)	13,418	29,351	31,391
Income taxes paid, net (CSC Holdings)	13,437	29,351	31,391

Discontinued operations:
Cash interest paid (Cablevision and CSC Holdings)	-	51,629	72,893
Income taxes paid, net (Cablevision and CSC Holdings)	-	5,573	5,217

NOTE 4.	TRANSACTIONS

2010 Transactions

Acquisition of Bresnan Cable

On December 14, 2010, BBHI Holdings LLC ("BBHI"), BBHI Acquisition LLC ("Acquisition Sub") and CSC Holdings, each of which is a wholly-owned subsidiary of Cablevision, consummated the merger contemplated by the Agreement and Plan of Merger by and among BBHI, Acquisition Sub, CSC Holdings, Bresnan Broadband Holdings, LLC ("Bresnan Cable") and Providence Equity Bresnan Cable LLC dated June 13, 2010 (the "Merger Agreement").  Acquisition Sub merged with and into Bresnan Cable, with Bresnan Cable being the surviving entity, and becoming a direct wholly-owned subsidiary of BBHI and an indirect wholly-owned subsidiary of Cablevision and CSC Holdings.  The purchase price was $1,364,276.  The acquisition was financed using an equity contribution by CSC Holdings of $395,000 (which CSC Holdings borrowed under its revolving loan facility) and debt consisting of an undrawn $75,000 revolving loan facility, a $765,000 term loan facility and $250,000 8.0% senior notes due 2018.  For income tax purposes, the acquisition was treated as an asset acquisition with a full step-up in tax basis.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Company accounted for the acquisition of Bresnan Cable in accordance with Accounting Standards Codification ("ASC") Topic 805.  The total purchase price was allocated to the identifiable tangible and intangible assets acquired and the liabilities assumed based on their fair values.  The excess of the purchase price over those fair values was recorded as goodwill.  The fair value assigned to the identifiable tangible and intangible assets acquired and liabilities assumed are based upon assumptions developed by management and other information compiled by management, including a purchase price allocation analysis.

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

The unaudited pro forma revenues, income from continuing operations, net income, income per share from continuing operations and net income per share for the year ended December 31, 2010, as if the Bresnan acquisition had occurred on January 1, 2009, is as follows:

	Cablevision	CSC Holdings

Revenues	$6,599,504	$6,599,504

Income from continuing operations	$202,927	$416,256

Net income	$356,775	$570,104

Basic income per share from continuing operations	$0.69

Basic net income per share	$1.22

Diluted income per share from continuing operations	$0.67

Diluted net income per share	$1.18

NOTE 5.	IMPAIRMENT CHARGES

Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter of each year or earlier upon the occurrence of certain events or substantive changes in circumstances.  As a result of the continuing deterioration of values in the newspaper industry and the greater than anticipated economic downturn and its current and anticipated impact on Newsday's advertising business, the Company determined that a triggering event had occurred at the Newsday reporting unit and the Company tested Newsday's indefinite-lived intangibles and goodwill for impairment as of December 31, 2012, 2011 and 2010 (the "interim testing dates").

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Company's impairment analysis as of December 31, 2012, 2011 and 2010 resulted in pre-tax impairment charges of $13,000, $11,000 and $7,800, respectively, related to the excess of the carrying value over the estimated fair value of certain indefinite-lived intangibles.  These pre-tax impairment charges are included in depreciation and amortization (including impairments) in the Other segment.  No goodwill impairment was recorded for the years ended December 31, 2012, 2011 and 2010.

In addition, the Company recorded impairment charges of $1,131, $2,506 and $1,803 in 2012, 2011 and 2010, respectively, included in depreciation and amortization related primarily to certain other long-lived assets of the Company's theatre operations and Newsday business included in the Other segment.

NOTE 6.	DISCONTINUED OPERATIONS

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

Operating results of discontinued operations for the years ended December 31, 2012, 2011 and 2010 are summarized below:

December 31, 2012

Revenues, net	$-

Income before income taxes(a)	$339,004
Income tax expense	(138,754)
Income from discontinued operations, net of income taxes	$200,250

(a)	Represents primarily the gain relating to the settlement of litigation with DISH Network. See Note 20 for additional information.

January 1, 2011 through June 30, 2011
AMC Networks

Revenues, net	$551,480

Income before income taxes	$115,015
Income tax expense(a)	(61,392)
Income from discontinued operations, net of income taxes	$53,623

(a)
In connection with the AMC Networks Distribution, the Company recorded income tax expense of $6,406 resulting from the non-deductibility of certain transaction costs and $3,969 resulting from the recognition of a deferred tax gain.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	Year Ended December 31, 2010	January 1, 2010 through February 9, 2010
	AMC Networks	Madison Square Garden	Total

Revenues, net	$1,053,674	$131,695	$1,185,369

Income before income taxes	$269,753	$7,090	$276,843
Income tax expense(a)	(111,783)	(11,212)	(122,995)

Income (loss) from discontinued operations, net of income taxes	$157,970	$(4,122)	$153,848

(a)	Income tax expense includes $7,368 resulting from the non-deductibility of certain transaction costs associated with the MSG Distribution.

AMC Networks' and Madison Square Garden's results of operations reported on a stand-alone basis differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

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

Costs incurred to connect businesses or residences that have not been previously connected to the infrastructure or digital platform are also capitalized.  These costs include materials, subcontractor labor, internal labor to connect, provision and provide on-site and remote technical assistance and other related costs associated with the connection activities.  In addition, on-site and remote technical assistance during the provisioning process for new digital product offerings are capitalized.  The departmental activities supporting the connection process are tracked through specific metrics, and the portion of departmental costs that is capitalized is determined through a time weighted activity allocation of costs incurred based on time studies used to estimate the average time spent on each activity.  New connections are amortized over the estimated useful lives of 5 years or 12 years for residence wiring and feeder cable to the home, respectively.  The portion of departmental costs related to reconnection, programming service up-grade and down-grade, repair and maintenance, and disconnection activities are expensed as incurred.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Property, plant and equipment (including equipment under capital leases) consist of the following assets, which are depreciated or amortized on a straight-line basis over the estimated useful lives shown below:

	December 31,		Estimated
	2012	2011	Useful Lives

Customer equipment	$2,415,371	$2,371,584	3 to 5 years
Headends and related equipment	1,258,649	1,194,608	3 to 25 years
Central office equipment	730,019	695,424	3 to 10 years
Infrastructure	5,817,721	5,682,079	3 to 25 years
Equipment and software	1,484,874	1,373,891	3 to 10 years
Construction in progress (including materials and supplies)	94,343	109,617
Furniture and fixtures	147,880	156,944	3 to 12 years
Transportation equipment	238,321	210,238	3 to 18 years
Buildings and building improvements	296,802	264,543	10 to 40 years
Leasehold improvements	408,472	404,071	Term of lease
Land	29,423	27,927
	12,921,875	12,490,926
Less accumulated depreciation and amortization	(9,543,337)	(9,221,694)
	$3,378,538	$3,269,232

Depreciation expense on property, plant and equipment (including capital leases) for the years ended December 31, 2012, 2011 and 2010 amounted to $1,012,777, $945,403 and $859,750 (including impairment charges of $1,131, $2,506 and $1,803 in 2012, 2011 and 2010), respectively.

At December 31, 2012 and 2011, the gross amount of equipment and related accumulated amortization recorded under capital leases were as follows:

	December 31,
	2012	2011

Equipment	$84,700	$57,271
Less accumulated amortization	(36,870)	(27,409)
	$47,830	$29,862

NOTE 8.	OPERATING LEASES

The Company leases certain office, production, transmission, and theatre facilities under terms of leases expiring at various dates through 2036.  The leases generally provide for escalating rentals over the term of the lease plus certain real estate taxes and other costs or credits.  Costs associated with such operating leases are recognized on a straight-line basis over the initial lease term.  The difference between rent expense and rent paid is recorded as deferred rent.  Rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to $72,143, $69,143 and $64,355, respectively.

In addition, the Company rents space on utility poles for its operations.  The Company's pole rental agreements are for varying terms, and management anticipates renewals as they expire.  Pole rental expense for the years ended December 31, 2012, 2011 and 2010 amounted to $17,122, $17,243 and $15,551, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The minimum future annual payments for all operating leases from continuing operations (with initial or remaining terms in excess of one year) during the next five years and thereafter, including pole rentals from January 1, 2013 through December 31, 2017, at rates now in force are as follows:

2013	$71,257
2014	74,001
2015	65,268
2016	58,254
2017	46,473
Thereafter	58,363

NOTE 9.	INTANGIBLE ASSETS

The following table summarizes information relating to the Company's acquired intangible assets at December 31, 2012 and 2011:

	December 31,		Estimated
	2012	2011	Useful Lives

Gross carrying amount of other amortizable intangible assets
Customer relationships	$257,608	$256,882	7 to 18 years
Advertiser relationships	33,294	33,294	4 to 10 years
Other amortizable intangibles	79,886	77,738	3 to 28 years
	370,788	367,914
Accumulated amortization
Customer relationships	(105,604)	(63,783)
Advertiser relationships	(18,497)	(14,656)
Other amortizable intangibles	(44,122)	(36,604)
	(168,223)	(115,043)
Other amortizable intangible assets, net of accumulated amortization	$202,565	$252,871

Indefinite-lived intangible assets
FCC licenses and other intangibles	$4,482	$10,595
Trademarks	32,300	45,300
Other indefinite-lived intangible assets	$36,782	$55,895

Other amortizable intangible assets, net of accumulated amortization	$202,565	$252,871
Indefinite-lived cable television franchises	1,240,228	1,240,228
Other indefinite-lived intangible assets	36,782	55,895
Goodwill	442,773	442,773

Total intangible assets, net	$1,922,348	$1,991,767

Aggregate amortization expense
Years ended December 31, 2012 and 2011 (excluding impairment charges of $13,000 and $11,000, respectively)	$53,180	$58,571

Estimated amortization expense
Year ending December 31, 2013	$45,635
Year ending December 31, 2014	38,325
Year ending December 31, 2015	32,523
Year ending December 31, 2016	26,765
Year ending December 31, 2017	21,629

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	Tele- communications Services	Other	Total

Gross goodwill as of December 31, 2010	$422,807	$353,318	$776,125
Accumulated impairment losses as of December 31, 2010	-	(334,058)	(334,058)
	422,807	19,260	442,067
Adjustments to preliminary purchase price allocations(a)	706	-	706
Gross goodwill as of December 31, 2011	423,513	353,318	776,831
Accumulated impairment losses as of December 31, 2011	-	(334,058)	(334,058)
	423,513	19,260	442,773
Adjustments to preliminary purchase price allocations	-	-	-
Gross goodwill as of December 31, 2012	423,513	353,318	776,831
Accumulated impairment losses as of December 31, 2012	-	(334,058)	(334,058)
	$423,513	$19,260	$442,773

(a)	Adjustment to purchase accounting related to the acquisition of Bresnan Cable which is included in the Telecommunications Services reporting unit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 10.	DEBT

Credit Facility Debt

The following table provides details of the Company's outstanding credit facility debt:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at December 31,
	Maturity Date	December 31, 2012(d)	December 31, 2013	2012	2011
Restricted Group:
Revolving loan facility(a)	February 24, 2012	-	$-	$-	$-
Extended revolving loan facility(b)	March 31, 2015	-	-	-	-
Term A-3 extended loan facility	March 31, 2015	2.46%	91,067	333,908	400,690
Term A-4 extended loan facility	December 31, 2016	2.46%	30,000	600,000	600,000
Term B-2 extended loan facility	March 29, 2016	3.46%	7,483	697,807	1,133,699
Term B-3 extended loan facility	March 29, 2016	3.21%	16,784	1,632,286	1,649,071
Restricted Group credit facility debt			145,334	3,264,001	3,783,460

Bresnan Cable:
Term loan facility	December 14, 2017	4.50%	7,650	744,105	750,734
Revolving loan facility(c)	December 14, 2015	-	-	-	-
Bresnan Cable credit facility debt			7,650	744,105	750,734

Newsday:
Fixed rate term loan facility	August 1, 2013	-	-	-	525,000
Floating rate term loan facility	August 1, 2013	-	-	-	125,000
Floating rate term loan facility	October 12, 2016	3.71%	20,000	650,000	-
Newsday credit facility debt			20,000	650,000	650,000
Total credit facility debt			$172,984	$4,658,106	$5,184,194

(a)	On February 24, 2012, this $158,500 undrawn revolving loan facility matured.
(b)
At December 31, 2012, $68,025 of the extended revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,185,928 of the extended revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.

(c)
At December 31, 2012, $300 of the revolving loan facility was restricted for certain letters of credit issued on behalf of Bresnan Cable and $74,700 of the revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of Bresnan Cable.

(d)	Includes extension fees, where applicable.

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

In April 2010, the Company utilized $200,000 of its increased revolver commitments to make a $200,000 prepayment on the unextended term B loan facility.  In addition, in December 2010, the Company utilized $395,000 of its revolver commitments to make a $395,000 equity contribution in Bresnan Cable.

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

Credit Facility Repayments

The extended revolving loan facility has no required interim repayments.  The Term A-3 extended loan facility is subject to quarterly repayments of approximately $18,213 through March 2013, approximately $24,284 beginning in June 2013 through March 2014 and approximately $54,640 beginning in June 2014 through its maturity date in March 2015.  The principal amount of the Term A-4 extended loan facility will be repaid beginning in March 2013 in quarterly installments of $7,500 through December 2013, $15,000 through December 2015, $30,000 through September 2016, and a final principal repayment of $360,000 in December 2016.  The Term B-2 extended loan facility is subject to quarterly repayments of approximately $1,871 through December 2015 and a final payment of approximately $675,357 upon maturity in March 2016.  The Term B-3 extended loan facility is subject to quarterly repayments of approximately $4,196 through December 2015 and a final payment of approximately $1,581,933 upon maturity in March 2016.  The borrowings under the Restricted Group credit facility may be repaid without penalty at any time.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Financial Covenants for the Restricted Group Credit Facility

The principal financial covenants for the Restricted Group credit facility are summarized below:

	Maximum Ratio of Total Indebtedness to Cash Flow(a)	Maximum Ratio of Senior Secured Indebtedness to Cash Flow(a)	Minimum Ratio of Cash Flow to Interest Expense(a)	Minimum Ratio of Cash Flow Less Cash Taxes to Total Debt(a)

Revolving loan facility	4.5 to 1	3.0 to 1	2.0 to 1	1.5 to 1
Extended revolving loan facility	4.5 to 1	3.0 to 1	2.0 to 1	1.5 to 1
Term A-3 extended loan facility	4.5 to 1	3.0 to 1	2.0 to 1	1.5 to 1
Term A-4 extended loan facility	4.5 to 1	3.0 to 1	2.0 to 1	1.5 to 1
Term B-2 extended loan facility(b)	5.0 to 1	4.5 to 1	n/a	n/a
Term B-3 extended loan facility(b)	5.0 to 1	4.5 to 1	n/a	n/a

(a)	As defined in each respective loan facility.
(b)	Incurrence based only.

These covenants and restrictions on the permitted use of borrowed funds in the revolving loan facility may limit CSC Holdings' ability to utilize all of the undrawn revolver funds.  Additional covenants include limitations on liens and the issuance of additional debt.

Under the Restricted Group credit facility there are generally no restrictions on investments that the Restricted Group may make, provided it is not in default; however, CSC Holdings must also remain in compliance with the maximum ratio of total indebtedness to cash flow and the maximum ratio of senior secured indebtedness to cash flow.  CSC Holdings' ability to make restricted payments is also limited by provisions in the Term B-2 extended loan facility, Term B-3 extended loan facility, and the indentures covering CSC Holdings' notes and debentures.

The Restricted Group was in compliance with all of its financial covenants under the Restricted Group credit facility as of December 31, 2012.

Bresnan Cable Credit Facility

Bresnan Cable has an $840,000 senior secured credit facility which is comprised of two components: a $765,000 term loan facility (of which $749,700 was outstanding at December 31, 2012) and a $75,000 revolving loan facility (collectively, the "Bresnan Credit Agreement").  In connection with the financing of the Bresnan acquisition in December 2010, the full $765,000 amount of the term loan facility was drawn, net of an original issue discount of approximately $7,700. The revolving loan facility, which includes a $25,000 sublimit for the issuance of standby letters of credit and a $5,000 sublimit for swingline loans, was not drawn in connection with the transaction. Such revolving loan facility is expected to be available to provide for ongoing working capital requirements and for other general corporate purposes of the Company and its subsidiaries.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

All obligations under the Bresnan Credit Agreement are guaranteed by BBHI Holdings LLC (the direct parent of Bresnan Cable) and each of Bresnan Cable's existing and future direct and indirect domestic subsidiaries that are not designated as unrestricted subsidiaries in accordance with the Bresnan Credit Agreement (the "Guarantors"). All obligations under the Bresnan Credit Agreement, including the guarantees of those obligations, will be secured by certain assets of the Bresnan Cable and the Guarantors, including a pledge of the equity interests of Bresnan Cable.

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

With certain exceptions, Bresnan Cable is required to make mandatory prepayments in certain circumstances, including (i) a specified percentage of excess cash flow depending on its cash flow ratio, (ii) from the net cash proceeds of certain sales of assets (subject to reinvestment rights), (iii) from casualty insurance and/or condemnation proceeds, and (iv) upon the incurrence of certain indebtedness.

The term loan facility requires remaining quarterly repayments of $1,913 through September 2017, and a final payment of approximately $713,363 upon maturity in December 2017.  Any amounts outstanding under the revolving loan facility are due at maturity in December 2015.

The Bresnan Credit Agreement contains customary affirmative and negative covenants and also requires Bresnan Cable to comply with the following financial covenants: (i) a maximum ratio of total indebtedness to operating cash flow (as defined) of 6.75:1 decreasing periodically to 5.00:1 on March 31, 2014; (ii) a minimum ratio of operating cash flow to interest expense of 2.25:1 increasing periodically to 2.75:1 on March 31, 2014, and (iii) minimum liquidity (as defined) of $25,000.  In connection with the Bresnan Credit Agreement, the Company incurred deferred financing costs of $20,754 in 2010, which are being amortized to interest expense over the term of the credit agreement.

Bresnan Cable was in compliance with all of its financial covenants under its credit agreement as of December 31, 2012.

Newsday LLC Credit Facility

On October 12, 2012, Newsday LLC entered into a new senior secured credit agreement (the "New Credit Agreement"), the proceeds of which were used to repay all amounts outstanding under its existing credit agreement dated as of July 29, 2008.  The New Credit Agreement consists of a $650,000 floating rate term loan which matures on October 12, 2016.  Interest under the New Credit Agreement is calculated, at the election of Newsday LLC, at either the base rate or the eurodollar rate, plus 2.50% or 3.50%, respectively, as specified in the New Credit Agreement.  Borrowings by Newsday LLC under the New Credit Agreement are guaranteed by CSC Holdings on a senior unsecured basis and certain of its subsidiaries that own interests in Newsday LLC on a senior secured basis.  The New Credit Agreement is secured by a lien on the assets of Newsday LLC and Cablevision senior notes with an aggregate principal amount of $753,717 owned by Newsday Holdings.  In connection with the New Credit Agreement, the Company incurred deferred financing costs of approximately $4,558, which are being amortized to interest expense over the term of the New Credit Agreement.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The principal financial covenant for the New Credit Agreement is a minimum liquidity test of $25,000 which is tested bi-annually on June 30 and December 31.  The New Credit Agreement also contains customary affirmative and negative covenants, subject to certain exceptions, including limitations on indebtedness, investments and restricted payments.  Certain of the covenants applicable to CSC Holdings under the New Credit Agreement are similar to the covenants applicable to CSC Holdings under its outstanding senior notes.

Prior to the New Credit Agreement, Newsday LLC's had a $650,000 senior secured loan facility comprised of two components: a $525,000 10.50% fixed rate term loan facility and a $125,000 floating rate term loan facility.   The senior secured loan facility was to mature on August 1, 2013 and, subject to certain exceptions, required mandatory prepayments out of the proceeds of certain sales of property or assets, insurance proceeds and debt and equity issuances.  No mandatory prepayments were required prior to July 29, 2011, and the amount of prepayments thereafter were limited to $105,000 in the aggregate prior to July 29, 2012 and $140,000 in the aggregate prior to the maturity date.  Optional prepayments were also permitted, subject to specified prepayment premiums.  Unamortized deferred financing costs related to this senior secured loan facility aggregating approximately $5,083 were written-off in 2012.

Newsday LLC was in compliance with all of its financial covenants under its credit agreement as of December 31, 2012.

Senior Notes and Debentures

The following table summarizes the Company's senior notes and debentures:

					Carrying Amount at
	Date	Maturity		Issue	December 31,
Issuer	Issued	Date	Rate	Amount	2012	2011

CSC Holdings(a)	April 6, 2004	April 15, 2012	6.75%	$500,000	$-	$60,997
CSC Holdings(b)	January 13, 2009	April 15, 2014	8.50%	844,000	198,239	543,554
CSC Holdings(b)(c)(f)	June 4, 2008	June 15, 2015	8.50%	500,000	91,543	120,543
CSC Holdings(d)(f)	February 6, 1998	February 15, 2018	7.875%	300,000	299,122	298,950
CSC Holdings(d)(f)	July 21, 1998	July 15, 2018	7.625%	500,000	499,862	499,837
CSC Holdings(b)(f)	February 12, 2009	February 15, 2019	8.625%	526,000	507,917	505,813
CSC Holdings(b)	November 15, 2011	November 15, 2021	6.75%	1,000,000	1,000,000	1,000,000
Bresnan Cable(e)	December 14, 2010	December 15, 2018	8.00%	250,000	250,000	250,000
					2,846,683	3,279,694

Cablevision(a)	April 6, 2004	April 15, 2012	8.00%	1,000,000	-	26,825
Cablevision(b)(f)	September 23, 2009	September 15, 2017	8.625%	900,000	891,536	890,141
Cablevision(b)	April 15, 2010	April 15, 2018	7.75%	750,000	750,000	750,000
Cablevision(b)	April 15, 2010	April 15, 2020	8.00%	500,000	500,000	500,000
Cablevision(b)	September 27, 2012	September 15, 2022	5.875%	750,000	750,000	-
					$5,738,219	$5,446,660

(a)
In April 2012, CSC Holdings repaid the principal amount of $60,997, plus accrued interest with cash on hand.  Cablevision repaid the principal amount of $26,825, plus accrued interest with dividends received from CSC Holdings.

(b)	The Company may redeem some or all of the notes at any time at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.
(c)	The senior notes are redeemable, in whole or in part, at a redemption price equal to 102.125% of face value at any time on or after June 15, 2013, and 100% on or after June 15, 2014.
(d)	These debentures are not redeemable by the Company prior to maturity.
(e)
At any time prior to December 15, 2013, the Company may redeem some or all of the notes at a specified "make-whole" price plus accrued and unpaid interest to the redemption date.  Beginning on or after December 15, 2013, the Company may redeem some or all of the notes at a redemption price equal to 106% declining annually to 100% beginning on December 15, 2016.

(f)	The carrying amount of the senior note is net of the unamortized original issue discount.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The table above excludes the $487,500 principal amount of Cablevision 7.75% senior notes due 2018 and $266,217 principal amount of Cablevision 8.00% senior notes due 2020 held by Newsday at December 31, 2012 and 2011, which are eliminated in the consolidated balance sheets of Cablevision.

The indentures under which the senior notes and debentures were issued contain various covenants, which are generally less restrictive than those contained in the credit agreement of the issuer.  The Company was in compliance with all of its financial covenants under these indentures as of December 31, 2012.

Issuance of Debt Securities

Cablevision 5-7/8% Senior Notes Due 2022

In September 2012, Cablevision issued $750,000 aggregate principal amount of 5-7/8% senior notes due September 15, 2022 (the "2022 Notes") in a registered public offering.  The 2022 Notes are senior unsecured obligations and rank equally in right of payment with all of Cablevision's other existing and future unsecured and unsubordinated indebtedness.  Cablevision may redeem all or a portion of the 2022 Notes at any time at a price equal to 100% of the principal amount of the 2022 Notes redeemed plus accrued and unpaid interest to the redemption date plus a "make whole" premium.  In September 2012, Cablevision contributed the net proceeds of approximately $735,000 from the issuance of the 2022 Notes to CSC Holdings, and CSC Holdings used those proceeds to (i) repurchase a portion of 8-1/2% CSC Holdings Senior Notes Due June 2015 ("June 2015 Notes") and a portion of the 8-1/2% CSC Holdings Senior Notes Due April 2014 ("April 2014 Notes") in the tender offers commenced in September 2012 discussed below, (ii) make a $150,000 prepayment on the CSC Holdings Term B-2 extended loan facility, and (iii) for general corporate purposes.  In connection with the issuance of the 2022 Notes, the Company incurred deferred financing costs of approximately $16,195, which are being amortized to interest expense over the term of the 2022 Notes.

Cablevision 7-3/4% Senior Notes Due 2018 and 8% Senior Notes Due 2020

On April 15, 2010, Cablevision issued $750,000 aggregate principal amount of 7-3/4% senior notes due April 15, 2018 and $500,000 aggregate principal amount of 8% senior notes due April 15, 2020 in a registered public offering. These senior notes are Cablevision's senior unsecured obligations and rank equally in right of payment with all of Cablevision's other existing and future unsecured and unsubordinated indebtedness.  The Company used the net proceeds of the offering to repurchase the April 2012 Notes (as defined below) in the tender offer Cablevision commenced in April 2010 discussed below and for general corporate purposes.  In connection with the issuance of these senior notes, the Company incurred deferred financing costs of $26,481, which are being amortized to interest expense over the term of these senior notes.

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

Repurchase of Debt Securities

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

CSC Holdings

In September 2012, CSC Holdings commenced a cash tender offer for:  (1) its outstanding $120,543 aggregate principal amount of June 2015 Notes for total consideration of $1,046.25 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,016.25 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes, and (2) its outstanding $575,633 aggregate principal amount of April 2014 Notes for total consideration of $1,113 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,083 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.  Holders that tendered their securities by September 26, 2012 ("Early Tender Date") received the total consideration.  Holders who tendered their securities after such time and by the October 11, 2012 expiration date ("Tender Expiration Date") received the tender offer consideration, which is the total consideration less the early tender premium.

The aggregate principal amount of the June 2015 Notes and April 2014 Notes that were tendered and repurchased on September 27, 2012 amounted to $29,000 and $370,696, respectively.  There were no additional securities tendered between the Early Tender Date and the Tender Expiration Date.  The tender premiums associated with the repurchase of the June 2015 Notes and April 2014 Notes of approximately $43,231, along with other transaction costs of $577, have been recorded in loss on extinguishment of debt in the consolidated statement of income for the year ended December 31, 2012.  In addition, unamortized deferred financing costs and discounts related to these notes aggregating approximately $16,997 were written-off in the year ended December 31, 2012.

In October 2011, CSC Holdings commenced a cash tender offer (the "October 2011 Tender Offer") for (1) its outstanding $500,000 aggregate principal amount of 8-1/2% senior notes due June 2015 ("June 2015 Notes") for total consideration of $1,085 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,055 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes, (2) its outstanding $191,934 aggregate principal amount of 6-3/4% senior notes due April 2012 ("CSC Holdings April 2012 Notes") for total consideration of $1,020 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,000 per $1,000 principal amount of notes plus an early tender premium of $20 per $1,000 principal amount of notes, and (3) its outstanding $834,000 aggregate principal amount of 8-1/2% senior notes due April 2014 ("April 2014 Notes") for total consideration of $1,125 per $1,000 principal amount of notes tendered for purchase, consisting of tender offer consideration of $1,095 per $1,000 principal amount of notes plus an early tender premium of $30 per $1,000 principal amount of notes.

In connection with the October 2011 Tender Offer described above, CSC Holdings repurchased approximately $379,500 aggregate principal amount of the June 2015 Notes, approximately $44,600 aggregate principal amount of the CSC Holdings April 2012 Notes, and approximately $258,400 aggregate principal amount of the April 2014 Notes.  Tender premiums aggregating $65,433, along with other transaction costs of approximately $957 have been recorded in loss on extinguishment of debt in the consolidated statement of income for the year ended December 31, 2011.  In addition, unamortized deferred financing costs and discounts related to the portion of the notes repurchased aggregating approximately $21,302 were written-off in 2011.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Summary of Debt Maturities

Total amounts payable by the Company under its various debt obligations outstanding as of December 31, 2012, including notes payable, collateralized indebtedness (see Note 11), and capital leases, during the next five years and thereafter, are as follows:

Years Ending December 31,	Cablevision(a)	CSC Holdings

2013(b)	$502,431	$502,431
2014	763,780	763,780
2015	291,014	291,014
2016	3,309,096	3,309,096
2017	1,619,166	719,166
Thereafter	4,576,000	2,576,000

(a)	Excludes the Cablevision 7.75% senior notes due 2018 and Cablevision 8.00% senior notes due 2020 held by Newsday.
(b)
In January 2013, the Company settled collateralized indebtedness relating to 2,668,875 shares of Comcast Corporation by delivering cash equal to the collateralized loan value obtained from the proceeds of a new monetization contract covering an equivalent number of Comcast Corporation shares.  Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of December 31, 2012 reflect the reclassification of $99,763 of investment securities pledged as collateral from a current asset to a long-term asset and $59,003 of collateralized indebtedness from a current liability to a long-term liability.

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

As of December 31, 2011 and through their maturity date in June 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  As a result of these transactions, the interest rate paid on approximately 81% of the Company's outstanding debt (excluding capital leases and collateralized indebtedness) was effectively fixed at December 31, 2011 (56% being fixed rate obligations and 25% effectively fixed through the utilization of these contracts).  These contracts were not designated as hedges for accounting purposes.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

All of the Company's monetization transactions are obligations of its wholly-owned subsidiaries that are not part of the Restricted Group; however, in certain of the Comcast transactions, CSC Holdings provided guarantees of the subsidiaries' ongoing contract payment expense obligations and potential payments that could be due as a result of an early termination event (as defined in the agreements).  The guarantee exposure approximates the net sum of the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and the equity collar and the present value of remaining interest payments.  As of December 31, 2012, this exposure was zero since the fair value of the underlying stock and equity collars exceeded the fair value of the collateralized indebtedness.

The Company monitors the financial institutions that are counterparties to its equity derivative contracts and it diversifies its equity derivative contracts among various counterparties to mitigate exposure to any single financial institution.  All of the counterparties to such transactions currently carry investment grade credit ratings.

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the consolidated balance sheets at December 31, 2012 and December 31, 2011:

Derivatives Not		Asset Derivatives		Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	Fair Value at December 31, 2012	Fair Value at December 31, 2011	Fair Value at December 31, 2012	Fair Value at December 31, 2011

Interest rate swap contracts	Current derivative contracts	$-	$-	$-	$55,383

Interest rate swap contracts	Long-term derivative contracts	-	-	-	-

Prepaid forward contracts	Current derivative contracts	-	-	134,524	19,840

Prepaid forward contracts	Long-term derivative contracts	3,143	18,617	13,739	3,141
Total derivative contracts		$3,143	$18,617	$148,263	$78,364

The following represents the impact and location of the Company's derivative instruments within the consolidated statements of income for the years ended December 31, 2012, 2011 and 2010:

Derivatives Not	Location of	Amount of Gain (Loss) Recognized
Designated as Hedging	Gain (Loss)	Years Ended December 31,
Instruments	Recognized	2012	2011	2010

Interest rate swap contracts	Loss on interest rate swap contracts, net	$(1,828)	$(7,973)	$(85,013)

Prepaid forward contracts	Gain (loss) on equity derivative contracts, net	(211,335)	1,454	(72,044)

Total derivative contracts		$(213,163)	$(6,519)	$(157,057)

For the years ended December 31, 2012, 2011 and 2010, the Company recorded a gain on investments of $293,599, $37,370 and $109,751 respectively, representing the net increase in the fair values of all investment securities pledged as collateral for the period.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the years ended December 31, 2012 and 2011.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

	Years Ended December 31,
	2012	2011

Number of shares	8,069,934	13,407,684

Collateralized indebtedness settled	$(148,175)	$(204,431)
Derivative contracts settled	(70,579)	(53,482)
	(218,754)	(257,913)
Proceeds from new monetization contracts	248,388	307,763
Net cash receipt	$29,634	$49,850

NOTE 12.	FAIR VALUE MEASUREMENT

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011:

At December 31, 2012:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$273,061	$-	$-	$273,061
Investment securities	122	-	-	122
Investment securities pledged as collateral	802,834	-	-	802,834
Prepaid forward contracts	-	3,143	-	3,143

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	148,263	-	148,263

At December 31, 2011:
	Level I	Level II	Level III	Total
Assets:

Money market funds	$556,853	$-	$-	$556,853
Restricted money market funds	27,920	-	-	27,920
Investment securities	113	-	-	113
Investment securities pledged as collateral	509,234	-	-	509,234
Prepaid forward contracts	-	18,617	-	18,617

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	22,981	-	22,981
Interest rate swap contracts	-	55,383	-	55,383

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

In addition, see Note 5 for a discussion of impairment charges related to nonfinancial assets not measured at fair value on a recurring basis.

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

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying consolidated balance sheets, are summarized as follows:

		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$753,717	$842,184

Debt instruments:
Credit facility debt(b)	Level II	$4,658,106	$4,666,700
Collateralized indebtedness	Level II	556,152	540,831
Senior notes and debentures	Level II	2,846,683	3,250,258
Notes payable	Level II	12,585	12,585
CSC Holdings total debt instruments		8,073,526	8,470,374

Cablevision senior notes	Level II	2,891,536	3,198,170
Cablevision total debt instruments		$10,965,062	$11,668,544

	December 31, 2011
	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	$753,717	$802,268

Debt instruments:
Credit facility debt(b)	$5,184,194	$5,198,987
Collateralized indebtedness	455,938	446,660
Senior notes and debentures	3,279,694	3,627,852
Notes payable	29,227	29,227
CSC Holdings total debt instruments	8,949,053	9,302,726

Cablevision senior notes	2,166,966	2,355,160
Cablevision total debt instruments	$11,116,019	$11,657,886

(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The carrying value of the Company's credit facility debt, the substantial portion of which bears interest at variable rates, approximates its fair value.

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

Cablevision

Cablevision files a consolidated federal income tax return with its 80% or more owned subsidiaries.

Income tax expense (benefit) attributable to Cablevision's continuing operations consists of the following components:

	Years Ended December 31,
	2012	2011	2010
Current expense (benefit):
Federal	$(5,587)	$(1,616)	$(2,716)
State	13,772	22,295	17,134
	8,185	20,679	14,418
Deferred expense (benefit):
Federal	28,642	138,804	120,234
State	(6,363)	18,415	(24,552)
	22,279	157,219	95,682
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	(6,643)	6,538	3,667
Income tax expense	$23,821	$184,436	$113,767

The current federal income tax benefit for the year ended December 31, 2012 is fully offset by current federal income tax expense attributable to discontinued operations.  The current federal income tax benefit for the year ended December 31, 2011 is primarily attributable to the carry back of a capital loss from 2009 to 2007.  The current federal income tax benefit for the year ended December 31, 2010 is primarily attributable to impact of the change in tax accounting method with regard to certain installation costs.

Income tax expense attributable to discontinued operations for the year ended December 31, 2012 of $138,754 is comprised of current and deferred income tax expense of $13,462 and $125,292, respectively.  Current income tax expense reflects federal and state income tax expense of $5,587 and $7,875, respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2011 of $61,392 is comprised of current income tax expense, deferred income tax expense and income tax expense related to uncertain tax positions of $3,068, $54,307, and $4,017, respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2010 of $122,995 is comprised of current income tax expense, deferred income tax expense and income tax expense related to uncertain tax positions of $4,360, $116,381 and $2,254, respectively.

Cablevision has no federal income tax liability for 2012.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The income tax expense attributable to Cablevision's continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2012	2011	2010

Federal tax expense at statutory rate	$20,014	$148,083	$112,531
State income taxes, net of federal benefit	1,765	29,236	11,784
Changes in the valuation allowance	5,480	1,822	(2,428)
Change in the state rate used to determine deferred taxes, net of federal benefit	1,188	(1,015)	5,842
Tax expense (benefit) relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(2,659)	1,699	1,202
Impact of non-deductible officers' compensation	470	77	3,989
Other non-deductible expenses	3,470	3,742	3,246
Increase in certain state and local net operating loss carry forwards pursuant to the finalization of an examination with a taxing authority	-	-	(18,951)
Increase in the state rate used to determine the deferred tax asset for certain state tax loss carry forwards pursuant to LLC conversions of certain subsidiaries	(3,935)	-	-
Research credit	-	(1,800)	(1,800)
Tax expense (benefit) from exclusion of pretax loss (income) of an entity that is not consolidated for income tax purposes	(2,605)	2,509	335
Other, net	633	83	(1,983)
Income tax expense	$23,821	$184,436	$113,767

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

For Cablevision, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred Tax Asset (Liability)
Current
NOLs and tax credit carry forwards	$170,407	$69,689
Compensation and benefit plans	23,158	41,330
Allowance for doubtful accounts	4,982	5,286
Other liabilities	11,079	10,868
Deferred tax asset	209,626	127,173
Valuation allowance	(4,194)	(2,311)
Net deferred tax asset, current	205,432	124,862

Investments	(63,950)	(39,937)
Deferred tax liability, current	(63,950)	(39,937)

Net deferred tax asset, current	141,482	84,925

Noncurrent
NOLs and tax credit carry forwards	389,851	523,548
Compensation and benefit plans	101,479	85,122
Partnership investments	127,297	159,456
Other	9,097	11,948
Deferred tax asset	627,724	780,074
Valuation allowance	(12,559)	(12,036)
Net deferred tax asset, noncurrent	615,165	768,038

Fixed assets and intangibles	(831,312)	(793,332)
Investments	(41,072)	(35,943)
Other assets	(18,686)	(19,309)
Deferred tax liability, noncurrent	(891,070)	(848,584)

Net deferred tax liability, noncurrent	(275,905)	(80,546)

Total net deferred tax asset (liability)	$(134,423)	$4,379

The increase in the deferred tax liability with regard to fixed assets from December 31, 2011 to December 31, 2012 is primarily attributable to the estimated impact of additional first-year bonus depreciation deductions for federal income tax purposes for certain capital expenditures.

At December 31, 2012, Cablevision had consolidated federal NOLs of $1,641,269 expiring on various dates from 2021 through 2031.  Cablevision has recorded a deferred tax asset related to $1,286,840 of such NOLs.  A deferred tax asset has not been recorded for the remaining NOL of $354,429 as this portion relates to excess tax benefits that have not yet been realized, including 'windfall' deductions on share-based awards.  Cablevision uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, such excess tax benefits will be recorded as an increase to paid-in capital.

As of December 31, 2012, Cablevision has $21,273 of federal alternative minimum tax credit carry forwards, which do not expire.

Subsequent to the utilization of Cablevision's NOLs and tax credit carry forwards, payments for income taxes are expected to increase significantly.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

CSC Holdings

CSC Holdings and its 80% or more owned subsidiaries are included in the consolidated federal income tax returns of Cablevision.  The income tax provision for CSC Holdings is determined on a stand-alone basis for all periods presented as if CSC Holdings filed separate consolidated income tax returns.

Income tax expense (benefit) attributable to continuing operations consists of the following components:

	Years Ended December 31,
	2012	2011	2010
Current expense:
Federal	$13,953	$(835)	$6,190
State	33,533	33,491	17,134
	47,486	32,656	23,324
Deferred expense (benefit):
Federal	91,134	210,415	226,188
State	(7,603)	42,989	(2,293)
	83,531	253,404	223,895
Tax expense (benefit) relating to uncertain tax positions, including accrued interest	(6,643)	6,538	3,667
Income tax expense	$124,374	$292,598	$250,886

The current federal income tax benefit for the year ended December 31, 2011 is primarily attributable to the carry back of a capital loss from 2009 to 2007.

Income tax expense attributable to discontinued operations for the year ended December 31, 2012 of $138,754 is comprised of current and deferred income tax expense of $67,567 and $71,187, respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2011 of $61,392 is comprised of current income tax expense, deferred income tax expense and income tax expense related to uncertain tax positions of $3,068, $54,307, and $4,017, respectively.  Income tax expense attributable to discontinued operations for the year ended December 31, 2010 of $122,995 is comprised of current income tax expense, deferred income tax expense and income tax expense related to uncertain tax positions of $4,360, $116,381 and $2,254, respectively.

In connection with the tax allocation policy between CSC Holdings and Cablevision, CSC Holdings has recorded a payable due to Cablevision and Cablevision has recorded a receivable due from CSC Holdings, both in the amount of $31,960, representing the estimated current income tax liability of CSC Holdings for the year ended December 31, 2012 as determined on a stand-alone basis as if CSC Holdings filed separate consolidated income tax returns.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The income tax expense (benefit) attributable to CSC Holdings' continuing operations differs from the amount derived by applying the statutory federal rate to pretax income principally due to the effect of the following items:

	Years Ended December 31,
	2012	2011	2010

Federal tax expense at statutory rate	$108,666	$232,987	$235,187
State income taxes, net of federal benefit	18,460	45,237	30,263
Changes in the valuation allowance	1,038	1,822	(2,428)
Change in the state rate used to determine deferred taxes, net of federal benefit	1,188	5,800	2,925
Tax expense (benefit) relating to uncertain tax positions, including accrued interest, net of deferred tax benefits	(2,659)	1,699	1,202
Impact of non-deductible officers' compensation, net	470	77	3,989
Other non-deductible expenses	3,470	3,742	3,246
Increase in certain state and local net operating loss carry forwards pursuant to the finalization of an examination with a taxing authority	-	-	(18,951)
Increase in the state rate used to determine the deferred tax asset for certain state tax loss carry forwards pursuant to LLC conversions of certain subsidiaries	(3,935)	-	-
Research credit	-	(1,800)	(1,800)
Tax expense (benefit) from exclusion of pretax loss (income) of an entity that is not consolidated for income tax purposes	(2,605)	2,509	335
Other, net	281	525	(3,082)
Income tax expense	$124,374	$292,598	$250,886

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

For CSC Holdings, the tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities and the corresponding valuation allowance at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred Tax Asset (Liability)
Current
Tax credit carry forwards	$24,573	$79,318
Compensation and benefit plans	23,158	41,330
Allowance for doubtful accounts	4,982	5,286
Other liabilities	11,079	10,868
Deferred tax asset	63,792	136,802
Valuation allowance	(2,443)	(5,493)
Net deferred tax asset, current	61,349	131,309

Investments	(63,950)	(39,937)
Deferred tax liability, current	(63,950)	(39,937)

Net deferred tax asset (liability), current	(2,601)	91,372
Noncurrent
Tax credit carry forwards	19,834	492
Compensation and benefit plans	101,479	85,122
Partnership investments	127,297	159,456
Other	9,097	11,948
Deferred tax asset	257,707	257,018
Valuation allowance	(9,868)	(8,854)
Net deferred tax asset, noncurrent	247,839	248,164

Fixed assets and intangibles	(831,312)	(793,332)
Investments	(41,072)	(35,943)
Other assets	(18,681)	(19,309)
Deferred tax liability, noncurrent	(891,065)	(848,584)

Net deferred tax liability, noncurrent	(643,226)	(600,420)

Total net deferred tax liability	$(645,827)	$(509,048)

The increase in the deferred tax liability with regard to fixed assets from December 31, 2011 to December 31, 2012 is primarily attributable to the estimated impact of additional first-year bonus depreciation deductions for federal income tax purposes with regard to certain capital expenditures.

At December 31, 2012, on a stand-alone basis CSC Holdings has fully utilized all NOLs for which a deferred tax asset had been recorded.  A deferred tax asset has not been recorded for NOLs of $30,031 relating to 'windfall' deductions on share-based awards.  CSC Holdings uses the 'with-and-without' approach to determine whether an excess tax benefit has been realized.  Upon realization, the excess tax benefits for these 'windfall' deductions will be recorded as an increase to member's equity.  On a stand-alone basis CSC Holdings realized federal and state excess tax benefit of $61,434 during the year ended December 31, 2012.  Such excess tax benefit resulted in an increase to member's equity.  Subsequent to the utilization of CSC Holdings' NOLs and tax credit carry forwards, obligations to Cablevision pursuant to the tax allocation policy will increase significantly.

As of December 31, 2012, on a stand-alone basis CSC Holdings has $24,573 of alternative minimum tax credit carry forwards, which do not expire.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The Company

Deferred tax assets have resulted primarily from the Company's future deductible temporary differences and NOLs.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company's ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income and tax planning strategies to allow for the utilization of its NOLs and deductible temporary differences.  If such estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense in the Company's consolidated statements of income.  Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly.  At this time, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets, except those deferred tax assets against which a valuation allowance has been recorded which relate to certain state NOLs.

In the normal course of business, the Company engages in transactions in which the income tax consequences may be uncertain. The Company's income tax returns are filed based on interpretation of tax laws and regulations.  Such income tax returns are subject to examination by taxing authorities.  For financial statement purposes, the Company only recognizes tax positions that it believes are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken or expected to be taken on the tax return are more likely than not of being sustained.

A reconciliation of the beginning and ending amount of unrecognized tax benefits associated with uncertain tax positions, excluding associated deferred tax benefits and accrued interest, is as follows:

Balance at December 31, 2011	$64,621
Increases related to prior year tax positions	853
Decreases related to prior year tax positions	(6,864)
Settlements	(847)
Balance at December 31, 2012	$57,763

As of December 31, 2012, if all uncertain tax positions were sustained at the amounts reported or expected to be reported in the Company's tax returns, the elimination of the Company's unrecognized tax benefits, net of the deferred tax impact, would decrease income tax expense by $56,037.

Interest expense related to uncertain tax positions is included in income tax expense, consistent with the Company's historical policy.  After considering the associated deferred tax benefit, interest expense (income) of $(377), $1,179 and $1,210 has been included in income tax expense attributable to continuing operations in the consolidated statements of operations for 2012, 2011 and 2010, respectively.  At December 31, 2012, accrued interest on uncertain tax positions of $118 and $2,461 was included in accrued liabilities and other noncurrent liabilities, respectively, in the consolidated balance sheet.

The IRS is presently examining the Company's consolidated federal income tax returns for years 2009 and 2010.  As such, it is reasonably possible that the liabilities for uncertain tax positions as of December 31, 2012 may change by a significant amount within twelve months of December 31, 2012.  An estimate of the change in the liabilities, while potentially significant, cannot be made.  The most significant jurisdictions in which the Company is required to file income tax returns include the states of New York, New Jersey and Connecticut and the city of New York.  The State of New York is presently auditing income tax returns for years 2006 through 2008.

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

Plan Descriptions

Qualified and Non-qualified Defined Benefit Plans

Cablevision Retirement Plans (collectively, the "Defined Benefit Plans")

The Company sponsors a non-contributory qualified defined benefit cash balance retirement plan (the "Pension Plan") for the benefit of non-union employees other than those of Bresnan Cable, Newsday and Clearview Cinemas.  Under the Pension Plan, the Company credits a certain percentage of eligible pay into an account established for each participant which is credited with a market based rate of return monthly.

The Company also maintains an unfunded non-contributory non-qualified defined benefit excess cash balance plan ("Excess Cash Balance Plan") covering certain employees of the Company who participate in the Pension Plan, as well as an additional unfunded non-contributory non-qualified defined benefit plan ("CSC Supplemental Benefit Plan")  for the benefit of certain officers and employees of the Company which provides that, upon retiring on or after normal retirement age, a participant will receive a benefit equal to a specified percentage of the participant's average compensation, as defined.  All participants are 100% vested in the CSC Supplemental Benefit Plan.

In May 2011, the Pension Plan was amended whereby all benefits earned by employees of AMC Networks who participated in the Pension Plan were frozen as of the AMC Networks Distribution date.  Also, all active employees of AMC Networks that participated in the Pension Plan who were unvested as of the AMC Networks Distribution date became fully vested as of the AMC Networks Distribution date.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Plan Results for Defined Benefit Plans

Summarized below is the funded status and the amounts recorded on the Company's consolidated balance sheets for all of the Company's Defined Benefit Plans at December 31, 2012 and 2011:

	Cablevision Defined Benefit Plans
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$344,366	$309,028
Service cost	39,789	39,253
Interest cost	14,570	16,321
Settlement gain on the Excess Cash Balance Plan in connection with the AMC Networks Distribution(a)	-	(3,454)
Curtailment loss on the Pension Plan in connection with the AMC Networks Distribution(a)	-	1,848
Actuarial loss	18,922	60
Benefits paid	(25,335)	(18,690)
Benefit obligation at end of year	392,312	344,366

Change in plan assets:
Fair value of plan assets at beginning of year	292,122	228,112
Actual return on plan assets, net	11,316	16,394
Employer contributions	12,733	66,306
Benefits paid	(25,335)	(18,690)
Fair value of plan assets at end of year	290,836	292,122

Unfunded status at end of year	$(101,476)	$(52,244)

(a)	Represents amounts calculated as of June 30, 2011 (the date employees of AMC Networks ceased active participation in the Pension Plan).

Other pre-tax changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the years ended December 31, 2012 and 2011 are as follows:

	Cablevision Defined Benefit Plans
	2012	2011

Actuarial loss (gain)	$16,732	$(5,517)
Recognized actuarial loss	(1,067)	(1,988)
	$15,665	$(7,505)

Approximately $1,488 of unrecognized actuarial losses recorded in accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost during the next fiscal year relating to the Defined Benefit Plans.

The Company's net funded status relating to its defined benefit plans at December 31, 2012 and 2011 are as follows:

	2012	2011
Defined Benefit Plans	$(101,476)	$(52,244)
Less: Current portion	2,169	1,947
Long-term defined benefit plan obligations	$(99,307)	$(50,297)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Components of the net periodic benefit cost, recorded primarily in selling, general and administrative expenses, for the Defined Benefit Plans for the years ended December 31, 2012, 2011 and 2010, are as follows:

	Cablevision Defined Benefit Plans
	2012	2011(a)	2010(a)

Service cost	$39,789	$39,253	$40,786
Interest cost	14,570	16,321	14,354
Expected return on plan assets, net	(9,127)	(10,816)	(6,116)
Recognized actuarial loss	752	1,583	5,831
Settlement loss	315	-	-
Net periodic benefit cost	$46,299	$46,341	$54,855

(a)
Includes net periodic benefit costs of approximately $2,332 and $4,988 for the years ended December 31, 2011, and 2010, respectively, relating to AMC Networks employees, that are reflected as a component of discontinued operations in the Company's consolidated financial statements.

Plan Assumptions for Defined Benefit Plans

Weighted-average assumptions used to determine net periodic cost (made at the beginning of the year) and benefit obligations (made at the end of the year) for the Defined Benefit Plans are as follows:

	Weighted-Average Assumptions
	Net Periodic Benefit Cost for the Years Ended December 31,			Benefit Obligations at December 31,
	2012	2011	2010	2012	2011

Discount rate	4.32%	5.25%	5.17%	3.67%	4.32%
Rate of increase in future compensation levels	3.50%	3.50%	3.50%	3.50%	3.50%
Expected rate of return on plan assets (Pension Plan only)	3.76%	5.04%	4.38%	N/A	N/A

The discount rate used by the Company in calculating the net periodic benefit cost for the Pension Plan and Excess Cash Balance Plan was determined based on the expected future benefit payments for the pension plans and from the Towers Watson U.S. Rate Link:  40-90 Discount Rate Model as of December 31, 2012 and from the Buck Consultants' Discount Rate Model as of December 31, 2011 and 2010.  Both models were developed by examining the yields on selected highly rated corporate bonds.

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

The Company's expected long-term return on Pension Plan assets is based on a periodic review and modeling of the plan's asset allocation structure over a long-term horizon.  Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data, forward looking economic outlook, and economic/financial market theory.  The expected long-term rate of returns were selected from within the reasonable range of rates determined by (a) historical real returns, net of inflation, for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Pension Plan Assets and Investment Policy

The weighted average asset allocations of the Pension Plan at December 31, 2012 and 2011 were as follows:

	Plan Assets at December 31,
	2012	2011
Asset Class:

Fixed income securities	93%	93%
Cash equivalents and other(a)	7	7
	100%	100%

(a)	A significant portion represents an investment in mutual funds that invest primarily in money market securities.

The Pension Plan's investment objectives reflect an overall low risk tolerance to stock market volatility.  This strategy allows for the Pension Plan to invest in portfolios that would obtain a fixed rate of return throughout economic cycles, commensurate with the investment risk and cash flow needs of the Pension Plan.  This requires the Pension Plan to subject a portion of its assets to increased risk to generate a greater rate of return.  The investments held in the Pension Plan are readily marketable and can be sold to fund benefit payment obligations of the plan as they become payable.

Investment allocation decisions are formally made by the Company's Investment and Benefit Committee, which takes into account investment advice provided by its external investment consultant.  The investment consultant takes into account expected long-term risk, return, correlation, and other prudent investment assumptions when recommending asset classes and investment managers to the Company's Investment and Benefit Committee.  The investment consultant also takes into account the Pension Plan's liabilities when making investment allocation decisions.  These decisions are driven by asset/liability studies conducted by the external investment consultant who combine actuarial considerations and strategic investment advice.  The major categories of the Pension Plan assets are cash equivalents and bonds which are marked-to-market on a daily basis.  Due to the Pension Plan's significant holdings in long-term government and non-government securities, the Pension Plan's assets are subjected to interest rate risk; specifically, a rising interest rate environment.  However, these assets are structured in an asset/liability framework. Consequently, an increase in interest rates causes a corresponding decrease to the overall liability of the Pension Plan thus creating a hedge against rising interest rates.  Additional risks involving the asset/liability framework include earning insufficient returns to cover future liabilities and imperfect hedging of the liability.  In addition, a portion of the Pension Plan's bond portfolio is invested in foreign debt securities where there could be foreign currency risks associated with them, as well as in non-government securities which are subject to credit risk of the bond issuer defaulting on interest and/or principal payments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Investments at Estimated Fair Value

The fair values of the assets of the Pension Plan at December 31, 2012 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Fixed income securities:
Foreign issued corporate debt	$-	$28,028	$-	$28,028
U.S. corporate debt	-	72,214	-	72,214
Government debt	-	18,215	-	18,215
U.S. Treasury securities	-	153,089	-	153,089
Other	-	75	-	75
Cash equivalents(a)	17,630	324	-	17,954
Total(b)	$17,630	$271,945	$-	$289,575

(a)	A significant portion represents investments in mutual funds that invest primarily in money market securities.
(b)	Excludes net receivables relating to securities sales that were not settled as of December 31, 2012.

The fair values of the assets of the Pension Plan at December 31, 2011 by asset class are as follows:

Asset Class	Level I	Level II	Level III	Total

Fixed income securities:
Foreign issued corporate debt	$-	$22,832	$-	$22,832
U.S. corporate debt	-	73,650	-	73,650
Government debt	-	21,070	-	21,070
U.S. Treasury securities	-	153,870	-	153,870
Other	-	71	-	71
Cash equivalents(a)	18,111	724	-	18,835
Total(b)	$18,111	$272,217	$-	$290,328

(a)	A significant portion represents investments in mutual funds that invest primarily in money market securities.
(b)	Excludes net receivables relating to securities sales that were not settled as of December 31, 2011.

Benefit Payments and Contributions for Defined Benefit Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

2013	$26,619
2014	30,139
2015	34,863
2016	37,427
2017	36,871
2018-2022	215,761

Of the amounts expected to be paid in 2013, the Company has recorded $2,169 as a current liability in its consolidated balance sheets at December 31, 2012, since this amount represents the aggregate benefit payment obligation payable in the next twelve months for the Company's nonqualified Excess Cash Balance Plan and CSC Supplemental Benefit Plan at December 31, 2012.

The Company currently expects to contribute $14,000 to the Pension Plan in 2013.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Defined Contribution Plans

The Company also maintains the Cablevision 401(k) Savings Plan, a contributory qualified defined contribution plan for the benefit of non-union employees of the Company.  Employees can contribute a percentage of eligible annual compensation and the Company will make a matching cash contribution or discretionary contribution, as defined in the plan.  In addition, the Company maintains an unfunded non-qualified excess savings plan for which the Company provides a matching contribution similar to the Cablevision 401(k) Savings Plan.  The cost associated with these plans was $25,607, $23,011 and $23,395 for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 15.	EQUITY AND LONG-TERM INCENTIVE PLANS

Cablevision's Equity Plans

In April 2006, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2006 Employee Stock Plan and the Cablevision Systems Corporation 2006 Stock Plan for Non-Employee Directors, which was approved by Cablevision's stockholders at its annual stockholders meeting on May 18, 2006.

Under the 2006 Employee Stock Plan, Cablevision is authorized to grant incentive stock options, nonqualified stock options, restricted shares, restricted stock units, stock appreciation rights and other equity-based awards.  Cablevision may grant awards for up to 46,000,000 shares of CNYG Class A common stock (subject to certain adjustments).  Options (including performance based options) and stock appreciation rights under the 2006 Employee Stock Plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Employee Stock Plan, including vesting and exercisability, are determined by the compensation committee of the Board of Directors and may be based upon performance criteria.

Under the 2006 Stock Plan for Non-Employee Directors, Cablevision is authorized to grant nonqualified stock options, restricted stock units and other equity-based awards.  Cablevision may grant awards for up to 1,000,000 shares of CNYG Class A common stock (subject to certain adjustments) under this plan.  Options under this plan must be granted with an exercise price of not less than the fair market value of a share of CNYG Class A common stock on the date of grant and must expire no later than 10 years from the date of grant (or up to one additional year in the case of the death of a holder).  The terms and conditions of awards granted under the 2006 Stock Plan for Non-Employee Directors, including vesting and exercisability, are determined by the compensation committee.  Unless otherwise provided in an applicable award agreement, options granted under this plan will be fully vested and exercisable, and restricted stock units granted under this plan will be fully vested, upon the date of grant.  Unless otherwise determined by the compensation committee, on the date of each annual meeting of Cablevision's stockholders, each non-employee director will receive a number of restricted stock units for the number of shares of common stock equal to $110 divided by the fair value of a share of CNYG Class A stock based on the closing price on the date of grant.  In 2012 and 2011, Cablevision granted its non-employee directors an aggregate of 99,190 and 32,460 restricted stock units, respectively, which vested on the date of grant.  Total non-employee director restricted stock units outstanding as of December 31, 2012 were 335,016.

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

Options and stock appreciation rights have typically been scheduled to vest over three years in 33-1/3% annual increments and expire 10 years from the grant date.  Restricted shares have typically been subject to three or four year cliff vesting.  Performance based options granted in 2012 are scheduled to vest over a two year period in 50% annual increments and expire 10 years from the date of grant.  Performance based restricted stock awards are subject to three year cliff vesting subject to achievement of performance criteria.  Cablevision does not have any stock appreciation rights outstanding at December 31, 2012.

Since share-based compensation expense is based on awards that are ultimately expected to vest, such compensation (which includes options, restricted stock, and stock appreciation rights) for the years ended December 31, 2012, 2011 and 2010 has been reduced for estimated forfeitures.  Forfeitures were estimated based primarily on historical experience.

The following table presents the share-based compensation expense (income), including expenses related to AMC Networks and Madison Square Garden share-based awards held by Company employees, for continuing operations recognized by the Company as selling, general and administrative expense for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010

Stock options (including performance based options)	$30,172	$3,931	$4,877
Restricted shares	31,392	40,946	43,557
Share-based compensation related to equity classified awards	61,564	44,877	48,434

Stock appreciation rights	59	(341)	1,855
Total share-based compensation	$61,623	$44,536	$50,289

An income tax benefit of $25,123, $17,782 and $18,142 was recognized in continuing operations resulting from share-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively.

Cablevision uses the 'with-and-without' approach to determine the recognition and measurement of excess tax benefits.

Cash flows resulting from excess tax benefits are classified as cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for options exercised and restricted shares issued in excess of the deferred tax asset attributable to share-based compensation expense for such awards.  Excess tax benefits of $61,434 and $11,196 were recorded at CSC Holdings for the years ended December 31, 2012 and 2011, respectively.  No excess tax benefits were recorded for the years ended December 31, 2012, 2011 and 2010 for Cablevision and for the year ended December 31, 2010 for CSC Holdings.
Cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $18,722, $6,471 and $21,768, respectively.

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

In the first quarter of 2012, Cablevision granted options that are scheduled to vest over a two year period in 50% annual increments and expire 10 years from the date of grant.  These options are performance based and will vest based on the achievement of certain performance criteria.  Cablevision calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Cablevision has not, in its recent history, granted options with performance criteria or with similar terms.  Additionally, these options were issued subsequent to a change in Cablevision's structure in connection with the AMC Networks Distribution and the MSG Distribution.

The following assumptions were used to calculate the fair value of stock option awards granted in 2012:

Risk-free interest rate	1.14%

Expected life (in years)	5.75

Dividend yield	3.52%

Volatility	43.20%

Grant date fair value	$4.06

There were no stock options granted during 2011 and 2010.

Treatment of Share-Based Payment Awards After the AMC Networks Distribution and MSG Distribution

In connection with the AMC Networks Distribution and MSG Distribution, and as provided for in the Company's equity plans, each stock option and stock appreciation right ("SAR") outstanding at the effective date of the AMC Networks Distribution and MSG Distribution became:  (i) one option and one SAR with respect to CNYG Class A Common Stock, (ii) one option and one SAR with respect to AMC Networks Class A common stock, and (iii) one option and one SAR with respect to Madison Square Garden Class A common stock.  The existing exercise price of each option/SAR was allocated between the existing Cablevision option/SAR, AMC Networks option/SAR and Madison Square Garden option/SAR based on the average of the volume weighted average prices of AMC Network's, Madison Square Garden's and Cablevision's common shares for the ten trading days immediately following the AMC Networks Distribution and MSG Distribution.  The underlying share amount took into account the 1:4 distribution ratio for both the AMC Networks Distribution and MSG Distribution. As a result of these adjustments, 82.63% of the pre-MSG Distribution exercise price of options/rights was allocated to the Cablevision options/rights and 17.37% was allocated to the new Madison Square Garden options/rights and approximately 73.59% of the pre-AMC Networks Distribution exercise price of options/SARs was allocated to the Cablevision options/SARs and approximately 26.41% was allocated to the new AMC Networks options/SARs.  No additional compensation expense was recorded as a result of these modifications.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Share-Based Payment Award Activity

The following table summarizes activity relating to Company employees who held Cablevision stock options for the year ended December 31, 2012:

				Weighted
	Shares Under Option		Weighted Average	Average Remaining
	Time Vesting Options	Performance Based Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2011	5,440,662	403,200	$8.27	3.37	$35,607
Granted	-	12,783,000	13.93
Exercised	(2,636,649)	(74,400)	6.58
Forfeited/Expired	(14,671)	(792,800)	13.95

Balance, December 31, 2012	2,789,342	12,319,000	$13.05	7.88	$29,143

Options exercisable at December 31, 2012	2,589,342	362,700	$9.16	2.72	$17,067

Options expected to vest in the future	200,000	11,656,316	$14.00	9.13	$11,773

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on December 31, 2012 or December 31, 2011, as indicated, and December 31, 2012 in the case of the options exercisable and options expected to vest in the future.

The following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision stock options for the year ended December 31, 2012:

				Weighted
	Shares Under Option		Weighted Average	Average Remaining
	Time Vesting Options	Performance Based Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2011	753,908	32,400	$7.97	3.10	$4,933
Exercised	(92,206)	(12,400)	8.46
Forfeited	(6,100)	-	14.98

Balance, December 31, 2012	655,602	20,000	$7.82	2.21	$4,814

Options exercisable at December 31, 2012	655,602	20,000	$7.82	2.21	$4,814

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on December 31, 2012 or December 31, 2011, as indicated, and December 31, 2012 in the case of the options exercisable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of Cablevision's common stock for the 15,579,344 options outstanding that were in-the-money (which includes 3,623,044 exercisable options) at December 31, 2012.  For the year ended December 31, 2012, the aggregate intrinsic value of options exercised under Cablevision's stock option plans was $22,265 determined as of the date of option exercise, as applicable.  When an option is exercised, Cablevision issues new shares of stock.

Cablevision stock options held by AMC Networks and Madison Square Garden employees are not expensed by the Company, however such stock options do have a dilutive effect on net income per share attributable to Cablevision stockholders.

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the year ended December 31, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2011	4,768,482	540,700	$13.89
Granted	2,344,530	756,400	14.49	(a)
Vested	(2,598,817)	-	6.28
Awards forfeited	(503,520)	-	18.17
Unvested award balance, December 31, 2012	4,010,675	1,297,100	18.06	(a)

(a)	Does not include the fair value per share of the performance based restricted shares granted in 2012 as the performance criteria had not yet been established as of December 31, 2012.

The following table summarizes activity relating to AMC Networks and Madison Square Garden employees who held Cablevision restricted shares for the year ended December 31, 2012:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant

Unvested award balance, December 31, 2011	2,086,450	-	$9.37
Vested	(1,529,590)	-	6.33
Awards forfeited	(37,710)	-	17.71
Unvested award balance, December 31, 2012	519,150	-	17.70

Cablevision restricted shares held by AMC Networks and Madison Square Garden employees are not expensed by the Company, however such restricted shares do have a dilutive effect on net income per share attributable to Cablevision stockholders.

For the years ended December 31, 2012, 2011 and 2010, the amount of cash used by the Company to settle the aggregate intrinsic value of stock appreciation rights exercised under Cablevision's stock plans was $602, $879 and $6,443, respectively, determined as of the date of exercise.  The aggregate intrinsic value, which was settled in cash, is calculated as the difference between (i) the exercise price of the underlying awards and (ii) the quoted price of the CNYG Class A common stock as of the date of exercise, plus dividends, as applicable.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

As of December 31, 2012, there was $53,448 of total unrecognized compensation cost related to Cablevision's unvested options and restricted shares granted under Cablevision's stock plans.  The unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 1 year.

During the year ended December 31, 2012 and 2011, 4,128,407 and 2,616,030 Cablevision restricted shares, respectively, issued to employees of the Company, AMC Networks and Madison Square Garden vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 1,387,811 and 1,071,017 of these shares, with an aggregate value of $19,831 and $35,555, respectively, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

Long-Term Incentive Plans

In April 2006, Cablevision's Board of Directors approved the Cablevision Systems Corporation 2006 Cash Incentive Plan, which was approved by Cablevision's stockholders at its annual stockholders meeting in May 2006.

In connection with the long-term incentive awards outstanding, the Company has recorded expenses in continuing operations of $10,308, $2,920 and $48,410 for the years ended December 31, 2012, 2011 and 2010, respectively.  At December 31, 2012, the Company had accrued $11,357 for performance based awards for which the performance criteria had not yet been met as of December 31, 2012 as such awards are based on achievement of certain performance criteria through December 31, 2014.  The Company has accrued the amount that it currently believes will ultimately be paid based upon the performance criteria established for these performance based awards.  In 2011, the Company reversed and substantially reduced accruals related to awards with performance criteria through December 31, 2012 and 2013.  In 2012, the Company reversed the remaining accrual related to awards with performance criteria through 2013.

NOTE 16.	RELATED PARTY TRANSACTIONS

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ending December 31,
	2012	2011(a)	2010(a)

Revenues, net	$3,253	$2,746	$2,455

Operating expenses:
Technical expenses, net of credits	$24,442	$23,037	$18,753

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	1,777	(4,797)	(5,661)
Health and welfare plan allocations	-	(9,719)	(8,209)
Risk management and general insurance allocations	-	(836)	(1,626)
Other	(454)	(1,901)	(1,627)
Selling, general and administrative expenses (credits), subtotal	1,323	(17,253)	(17,123)

Operating expenses, net	25,765	5,784	1,630
Net charges (credits)	$22,512	$3,038	$(825)

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

The following table summarizes the revenue and charges (credits) related to services provided to or received from Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the consolidated financial statements:

	Years Ending December 31,
	2012	2011	2010(a)

Revenues, net	$2,552	$2,476	$1,926

Operating expenses:
Technical expenses, net of credits	$158,850	$155,794	$152,889

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(2,755)	(3,170)	(8,135)
Risk management and general insurance allocations	-	-	(713)
Other	5,046	3,429	2,888
Selling, general and administrative expenses (credits), subtotal	2,291	259	(5,960)
Operating expenses, net	161,141	156,053	146,929

Net charges	$158,589	$153,577	$145,003

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

Technical Expenses

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

Selling, General and Administrative Expenses (Credits)

Corporate General and Administrative Expense Allocations

General and administrative costs, primarily costs of maintaining common support functions such as executive management, human resources, legal, finance, tax, accounting, audit, treasury, strategic planning, information technology, transportation services, creative and production services, etc., were allocated to AMC Networks through June 30, 2011.  Amounts allocated to Madison Square Garden and AMC Networks (subsequent to July 1, 2011) represent charges pursuant to transition services agreements.  Corporate overhead costs allocated to AMC Networks prior to July 1, 2011 that were not eliminated as a result of the AMC Networks Distribution have been reclassified to continuing operations.

Health and Welfare Plan Allocations

Employees of AMC Networks participated in health and welfare plans sponsored by the Company through December 31, 2011.  Health and welfare benefit costs have generally been charged to AMC Networks based upon the proportionate number of participants in the plans.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

As the transactions discussed above are conducted between subsidiaries under common control, amounts charged for certain services may not represent amounts that might have been received or incurred if the transactions were based upon arm's length negotiations.

Transactions with Other Affiliates

During 2012, 2011 and 2010, the Company provided services to or incurred costs on behalf of certain related parties, including from time to time, members of the Dolan family or to entities owned by members of the Dolan family.  All costs incurred on behalf of these related parties are reimbursed to the Company.

Aggregate amounts due from and due to AMC Networks, Madison Square Garden and other affiliates at December 31, 2012 and 2011 are summarized below:

Cablevision	December 31,
	2012	2011

Amounts due from affiliates	$3,156	$6,818
Amounts due to affiliates	34,838	32,682

CSC Holdings	December 31,
	2012	2011

Amounts due from affiliates (principally Cablevision)	$485,169	$503,576
Amounts due to affiliates	31,752	30,065

NOTE 17.	COMMITMENTS AND CONTINGENCIES

Commitments

Future cash payments and commitments required under arrangements pursuant to contracts entered into by the Company in the normal course of business as of December 31, 2012 are as follows:

	Payments Due by Period
	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Off balance sheet arrangements:
Purchase obligations(a)	$8,454,941	$1,972,239	$3,223,188	$2,516,151	$743,363
Guarantees(b)	23,414	6,079	16,305	1,020	10
Letters of credit(c)	68,325	1,680	66,645	-	-
Total	$8,546,680	$1,979,998	$3,306,138	$2,517,171	$743,373

(a)
Purchase obligations primarily include contractual commitments with various programming vendors to provide video services to the Company's subscribers and minimum purchase obligations to purchase goods or services.  Future fees payable under contracts with programming vendors are based on numerous factors, including the number of subscribers receiving the programming.  Amounts reflected above related to programming agreements are based on the number of subscribers receiving the programming as of December 2012 multiplied by the per subscriber rates or the stated annual fee, as applicable, contained in the executed agreements in effect as of December 31, 2012.

(b)
Includes franchise and performance surety bonds primarily for the Company's Telecommunications Services segment.  Also includes outstanding guarantees primarily by CSC Holdings in favor of certain financial institutions in respect of ongoing interest expense obligations and potential early termination events in connection with the monetization of the Company's holdings of shares of Comcast Corporation common stock.  Does not include CSC Holdings' guarantee of Newsday LLC's obligations under its $650,000 senior secured loan facility.  Amounts due by period for these arrangements represent the year in which the commitment expires.

(c)
Consists primarily of letters of credit obtained by CSC Holdings in favor of insurance providers and certain governmental authorities for the Telecommunications Services segment.  Amounts due by period for these arrangements represent the year in which the commitment expires.

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

Legal Matters

Cable Operations Litigation

Brantley, et al. v. NBC Universal, Inc., et al.:  On September 20, 2007, individual cable and satellite subscribers, purportedly on behalf of a nationwide class of cable and satellite subscribers, filed an antitrust lawsuit in the U.S. District Court for the Central District of California against Cablevision and several other defendants, including other cable and satellite providers and programming content providers.  The complaint, as amended, alleged that the defendants violated Section 1 of the Sherman Antitrust Act by agreeing to the sale and licensing of programming on a "bundled" basis and by offering programming in packaged tiers rather than on an "à la carte" basis.  Plaintiffs sought unspecified treble monetary damages and injunctive relief.  On June 12, 2009, the defendants filed motions to dismiss the third amended complaint.  On October 15, 2009, the District Court granted the defendants' motions and dismissed the third amended complaint with prejudice for failure to plead foreclosure of any non-defendant programmers, which the Court held to be a necessary element of the alleged antitrust injury.  On April 19, 2010, plaintiffs filed an appeal to the United States Court of Appeals for the Ninth Circuit.  On March 30, 2012, the Ninth Circuit affirmed the District Court's dismissal of the case.  On April 10, 2012, plaintiffs filed petitions for rehearing which the Ninth Circuit denied on May 4, 2012.  On August 2, 2012, plaintiffs filed a petition seeking leave to appeal to the U.S. Supreme Court.  On November 5, 2012, the U.S. Supreme Court denied the petition.  The Company believes this matter is now concluded.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees.  On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims which were dismissed.  On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract.  The Company's answer was filed on May 2, 2012. On October 10, 2012, plaintiffs filed a motion for class certification.  The Company's brief in opposition to the motion was filed on January 17, 2013.  On December 13, 2012, plaintiffs filed a motion for partial summary judgment. The Company's brief in opposition was filed on January 31, 2013. Discovery is also proceeding. The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

Livingston v. Cablevision Systems Corporation, et al.:  On January 26, 2012, a securities lawsuit was filed in the U.S. District Court for the Eastern District of New York against Cablevision and certain current and former officers, by a Cablevision shareholder, purportedly on behalf of a class of individuals who purchased Cablevision common stock between February 16, 2011, and October 28, 2011.  The complaint alleges that Cablevision and the individual defendants violated Section 10(b) of the Securities Exchange Act by allegedly issuing materially false and misleading statements regarding (i) the Company's customer retention and advertising costs, and (ii) the Company's loss of video customers, especially in the New York area.  The complaint also alleges that the individual defendants violated Section 20(a) of the Securities Exchange Act for the same alleged conduct.  Plaintiff seeks unspecified monetary damages, attorneys' fees, and equitable relief.  On March 26, 2012, the Iron Workers Local No. 25 Pension Fund and the Alaska Electrical Pension Fund submitted a joint application to serve as lead plaintiffs.  The Court granted the application on April 13, 2012. On June 29, 2012, the lead plaintiffs filed an amended complaint.  On October 11, 2012, the Court issued a ruling permitting the filing of a motion to dismiss and setting a briefing schedule. The motion to dismiss has been fully briefed, and a decision by the Court is pending. The Company believes that these claims are without merit, but is unable to predict the outcome of this lawsuit or reasonably estimate a range of possible loss.

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

DISH Network Contract Dispute

In 2005, subsidiaries of the Company (now subsidiaries of AMC Networks) entered into agreements with EchoStar Communications Corporation and its affiliates by which EchoStar Media Holdings Corporation acquired a 20% interest in VOOM HD Holdings LLC ("VOOM HD") and EchoStar Satellite LLC (the predecessor to DISH Network, LLC ("DISH Network")) agreed to distribute VOOM on DISH Network for a 15-year term.  The affiliation agreement with DISH Network for such distribution provides that if VOOM HD fails to spend $100,000 per year (subject to reduction to the extent that the number of offered channels is reduced to fewer than 21), up to a maximum of $500,000 in the aggregate, on VOOM, DISH Network may seek to terminate the agreement under certain circumstances.  On January 30, 2008, DISH Network purported to terminate the affiliation agreement, effective February 1, 2008, based on its assertion that VOOM HD had failed to comply with this spending provision in 2006.  On January 31, 2008, VOOM HD sought and obtained a temporary restraining order from the New York Supreme Court for New York County prohibiting DISH Network from terminating the affiliation agreement.  In conjunction with its request for a temporary restraining order, VOOM HD also requested a preliminary injunction and filed a lawsuit against DISH Network asserting that DISH Network did not have the right to terminate the affiliation agreement.  In a decision filed on May 5, 2008, the court denied VOOM HD's motion for a preliminary injunction.  On or about May 13, 2008, DISH Network ceased distribution of VOOM on its DISH Network.  On May 27, 2008, VOOM HD amended its complaint to seek damages for DISH Network's improper termination of the affiliation agreement.  On June 24, 2008, DISH Network answered VOOM HD's amended complaint and asserted counterclaims alleging breach of contract and breach of the duty of good faith and fair dealing with respect to the affiliation agreement.  On July 14, 2008, VOOM HD replied to DISH Network's counterclaims.  VOOM HD and DISH Network each filed cross-motions for summary judgment.  In November 2010, the Court denied both parties' cross-motions for summary judgment, but granted VOOM HD's motion for sanctions based on DISH Network's spoliation of evidence as well as its motion to exclude DISH Network's principal damages expert.  DISH Network appealed these latter two rulings.  On January 31, 2012, the Appellate Division of the New York Supreme Court issued a decision affirming (i) the trial court's finding of spoliation and imposition of the sanction of an adverse inference at trial; and (ii) the trial court's decision to exclude DISH Network's damages expert.  On February 6, 2012, DISH Network filed a motion seeking leave from the Appellate Division to appeal the order.  On April 26, 2012, the Appellate Division denied the motion, thereby precluding any further appeal of the trial court rulings.  The stay of the pending trial court proceedings was lifted on May 1, 2012, and a jury trial commenced on September 28, 2012.  On October 21, 2012, prior to the conclusion of the trial, the parties entered into a settlement.  See Note 20 for a discussion of the terms of the settlement.  On October 24, 2012, the parties filed a joint stipulation of discontinuance, thereby dismissing the lawsuit with prejudice.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Tax Disputes

The Company was under examination by the New York State Department of Taxation and Finance ("NYS") for sales tax with regard to the Optimum Voice business for the period June 1, 2006 through November 30, 2007.  In March 2009, NYS concluded its audit and issued a proposed assessment ("Notice") totaling approximately $16,000, including tax, interest and penalties.  The foregoing amount did not include any amounts which could have been assessed for periods subsequent to November 2007, including additional interest and penalties.  The principal audit issue was the amount of Optimum Voice revenue that should be subject to tax.  The Company collected and remitted sales tax on its VoIP revenue, based in part on the provision of New York state law that specifically excludes interstate and international telephone service from tax and its reasonable calculation of subscriber interstate and international usage.  NYS had asserted that all Optimum Voice revenue, less embedded sales tax included in the subscriber fee, bad debts and other customer adjustments, should be subject to sales tax.  In April 2012, the Company reached an agreement in principle with NYS to settle the Notice and all other sales tax matters relating to the Optimum Voice business for the period June 1, 2006 through November 30, 2011, for $11,571 (the "NYS Settlement").  This settlement was amended to include the period December 1, 2011 through February 29, 2012 and was finalized in a written agreement dated May 24, 2012.  Beginning in 2006, the Company recognized reserves for certain New York State sales tax matters relating to the Optimum Voice business but unrelated to the Notice, which amounted to $8,598 as of December 31, 2011.  Accordingly, as a result of the NYS Settlement, the Company recognized a net incremental expense of $2,973 in 2012.

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, the cable and telephone businesses of Bresnan Cable, an indirect wholly-owned subsidiary of CSC Holdings, have been taxed separately by the MT DOR.  In 2010, the MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable filed a declaratory judgment action against the MT DOR in Montana State Court challenging its property tax classifications for 2007 through 2010.  Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment.  In accordance with that law, Bresnan Cable paid the disputed 2010 property tax assessment of $5,384 under protest, which Bresnan Cable expensed when the payments were made.  In the fourth quarter of 2011, Bresnan Cable paid and expensed the first half of the 2011 protest assessment of $5,456, and in the three months ended June 30, 2012, Bresnan Cable paid and expensed the second half of the 2011 protest assessment of $5,456, which is included in technical and operating expense.  No provision for additional tax for 2007 through 2009, which could be up to approximately $15,000, including interest, has been made.  On September 26, 2011, the Court granted Bresnan Cable's summary judgment motion seeking to vacate the MT DOR's retroactive tax assessments for the years 2007, 2008, and 2009.  The MT DOR's assessment for 2010 was the subject of a trial which took place the week of October 24, 2011, in Billings, Montana.  On July 6, 2012, the Court entered judgment in favor of Bresnan Cable, ruling that the MT DOR's 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the MT DOR refund the amounts paid by Bresnan Cable under protest, plus interest and certain costs.  The MT DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012 and filed its opening brief on January 15, 2013.  Bresnan Cable's response is due March 15, 2013.  The judgment is not final until it is affirmed on appeal.  Pending entry of a final judgment, the MT DOR continues to hold Bresnan Cable's protest payments for 2010 ($5,384) and 2011 ($10,912) in escrow and continues to assess Bresnan Cable as a single telephone business for 2012.  Bresnan Cable continues to make additional protest payments until a final judgment is entered and applied to subsequent assessments.  The first half of the 2012 protest assessment of $4,607 was paid on November 30, 2012; the second half is due May 31, 2013.

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

The Company's reportable segments are strategic business units that are managed separately.  The Company evaluates segment performance based on several factors, of which the primary financial measure is business segment adjusted operating cash flow ("AOCF") (defined as operating income (loss) excluding depreciation and amortization (including impairments), share-based compensation expense or benefit and restructuring expense or credit), a non-GAAP measure.  The Company has presented the components that reconcile adjusted operating cash flow to operating income (loss), an accepted GAAP measure.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Information as to the operations of the Company's reportable business segments is set forth below.

	Years Ended December 31,
	2012	2011	2010
Revenues, net from continuing operations
Telecommunications Services	$6,292,194	$6,279,653	$5,735,522
Other	435,210	443,898	465,975
Inter-segment eliminations(a)	(21,943)	(22,703)	(23,922)
	$6,705,461	$6,700,848	$6,177,575

Inter-segment revenues
Telecommunications Services	$2,190	$2,153	$2,500
Other	19,753	20,550	21,422
	$21,943	$22,703	$23,922

Adjusted operating cash flow (deficit) from continuing operations
Telecommunications Services	$2,103,167	$2,495,913	$2,331,638
Other	(203,847)	(201,413)	(208,253)
	$1,899,320	$2,294,500	$2,123,385

Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(996,625)	$(942,647)	$(824,029)
Other	(82,332)	(72,327)	(63,063)
	$(1,078,957)	$(1,014,974)	$(887,092)

Share-based compensation expense included in continuing operations
Telecommunications Services	$(47,775)	$(32,635)	$(33,885)
Other	(13,848)	(11,901)	(16,404)
	$(61,623)	$(44,536)	$(50,289)

Restructuring credits (expense) included in continuing operations
Telecommunications Services	$-	$-	$-
Other(b)	770	(6,311)	58
	$770	$(6,311)	$58

Operating income (loss) from continuing operations
Telecommunications Services	$1,058,767	$1,520,631	$1,473,724
Other	(299,257)	(291,952)	(287,662)
	$759,510	$1,228,679	$1,186,062

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to the Company's Telecommunications Services segment.
(b)
The $6,311 restructuring expense recognized in 2011 related to the elimination of 97 positions, primarily within the Newsday business of which approximately $1,600 remained unpaid as of December 31, 2012.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Years Ended December 31,
	2012	2011(a)	2010(a)

Operating income for reportable segments	$759,510	$1,228,679	$1,186,062

Items excluded from operating income (loss):
CSC Holdings interest expense	(526,416)	(563,069)	(531,210)
CSC Holdings interest income	957	866	366
CSC Holdings intercompany interest income	59,079	59,079	60,506
Gain on sale of affiliate interests	716	683	2,051
Gain on investments, net	294,235	37,384	109,813
Gain (loss) on equity derivative contracts, net	(211,335)	1,454	(72,044)
Loss on interest rate swap contracts, net	(1,828)	(7,973)	(85,013)
Loss on extinguishment of debt and write-off of deferred financing costs	(66,213)	(92,692)	-
Miscellaneous, net	1,770	1,265	1,433
CSC Holdings income from continuing operations before income taxes	310,475	665,676	671,964
Cablevision interest expense	(194,276)	(183,518)	(180,083)
Intercompany interest expense	(59,079)	(59,079)	(60,506)
Cablevision interest income	64	15	176
Loss on extinguishment of debt and write-off of deferred financing costs	-	-	(110,049)
Miscellaneous, net	-	-	14
Cablevision income from continuing operations before income taxes	$57,184	$423,094	$321,516

(a)	Include costs historically allocated to AMC Networks that were not eliminated as a result of the AMC Networks Distribution.

The following table summarizes the Company's capital expenditures by reportable segment for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Capital Expenditures
Telecommunications Services	$1,025,325	$760,287	$779,928
Other	49,930	54,520	43,317
	$1,075,255	$814,807	$823,245

Substantially all revenues and assets of the Company's reportable segments are attributed to or located in the United States primarily concentrated in the New York metropolitan area.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 19.	INTERIM FINANCIAL INFORMATION (Unaudited)

The following is a summary of the Company's selected quarterly financial data for the years ended December 31, 2012 and 2011:

	Cablevision
2012:	March 31,	June 30,	September 30,	December 31,	Total
	2012	2012	2012	2012	2012

Revenues, net	$1,658,757	$1,697,288	$1,685,443	$1,663,973	$6,705,461
Operating expenses	(1,408,693)	(1,436,949)	(1,465,633)	(1,634,676)	(5,945,951)
Operating income	$250,064	$260,339	$219,810	$29,297	$759,510

Income (loss) from continuing operations	$57,104	$63,789	$(3,864)	$(83,666)	$33,363
Income from discontinued operations, net of income taxes	-	-	-	200,250	200,250
Net income (loss)	57,104	63,789	(3,864)	116,584	233,613
Net loss (income) attributable to noncontrolling interests	143	(260)	73	(46)	(90)
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$57,247	$63,529	$(3,791)	$116,538	$233,523

Basic income (loss) per share attributable to Cablevision Systems Corporation stockholders(a):
Income (loss) from continuing operations	$0.21	$0.24	$(0.01)	$(0.32)	$0.13
Income from discontinued operations	$-	$-	$-	$0.78	$0.76
Net income (loss)	$0.21	$0.24	$(0.01)	$0.45	$0.89

Diluted income (loss) per share attributable to Cablevision Systems Corporation stockholders(a):
Income (loss) from continuing operations	$0.21	$0.24	$(0.01)	$(0.32)	$0.12
Income from discontinued operations	$-	$-	$-	$0.78	$0.75
Net income (loss)	$0.21	$0.24	$(0.01)	$0.45	$0.87

Amounts attributable to Cablevision Systems Corporation stockholders:
Income (loss) from continuing operations, net of income taxes	$57,247	$63,529	$(3,791)	$(83,712)	$33,273
Income from discontinued operations, net of income taxes	-	-	-	200,250	200,250
Net income (loss)	$57,247	$63,529	$(3,791)	$116,538	$233,523

(a)
Since Cablevision generated a loss from continuing operations for the three months ended September 30, 2012 and three months ended December 31, 2012, the outstanding common stock equivalents were excluded from the computation of net loss per share as the impact would be anti-dilutive.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	Cablevision
2011:	March 31,	June 30,	September 30,	December 31,	Total
	2011	2011	2011	2011	2011

Revenues, net	$1,655,124	$1,688,681	$1,665,790	$1,691,253	$6,700,848
Operating expenses	(1,357,526)	(1,376,240)	(1,393,387)	(1,345,016)	(5,472,169)
Operating income	$297,598	$312,441	$272,403	$346,237	$1,228,679

Income from continuing operations	$69,013	$69,540	$39,604	$60,501	$238,658
Income from discontinued operations, net of income taxes	35,031	18,592	-	-	53,623
Net income	104,044	88,132	39,604	60,501	292,281
Net loss (income) attributable to noncontrolling interests	21	(288)	(285)	128	(424)
Net income attributable to Cablevision Systems Corporation stockholders	$104,065	$87,844	$39,319	$60,629	$291,857

Basic income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.24	$0.25	$0.14	$0.22	$0.86
Income from discontinued operations	$0.12	$0.07	$-	$-	$0.19
Net income	$0.37	$0.32	$0.14	$0.22	$1.06

Diluted income per share attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations	$0.24	$0.24	$0.14	$0.22	$0.84
Income from discontinued operations	$0.12	$0.06	$-	$-	$0.19
Net income	$0.36	$0.31	$0.14	$0.22	$1.02

Amounts attributable to Cablevision Systems Corporation stockholders:
Income from continuing operations, net of income taxes	$69,034	$69,252	$39,319	$60,629	$238,234
Income from discontinued operations, net of income taxes	35,031	18,592	-	-	53,623
Net income	$104,065	$87,844	$39,319	$60,629	$291,857

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

	CSC Holdings
2012:	March 31,	June 30,	September 30,	December 31,	Total
	2012	2012	2012	2012	2012

Revenues, net	$1,658,757	$1,697,288	$1,685,443	$1,663,973	$6,705,461
Operating expenses	(1,408,693)	(1,436,949)	(1,465,633)	(1,634,676)	(5,945,951)
Operating income	$250,064	$260,339	$219,810	$29,297	$759,510

Income (loss) from continuing operations	$91,552	$99,385	$34,421	$(39,257)	$186,101
Income from discontinued operations, net of income taxes	-	-	-	200,250	200,250
Net income	91,552	99,385	34,421	160,993	386,351
Net loss (income) attributable to noncontrolling interests	143	(260)	73	(46)	(90)
Net income attributable to CSC Holdings, LLC sole member	$91,695	$99,125	$34,494	$160,947	$386,261

Amounts attributable to CSC Holdings, LLC sole member:
Income (loss) from continuing operations, net of income taxes	$91,695	$99,125	$34,494	$(39,303)	$186,011
Income from discontinued operations, net of income taxes	-	-	-	200,250	200,250
Net income	$91,695	$99,125	$34,494	$160,947	$386,261

	CSC Holdings
2011:	March 31,	June 30,	September 30,	December 31,	Total
	2011	2011	2011	2011	2011

Revenues, net	$1,655,124	$1,688,681	$1,665,790	$1,691,253	$6,700,848
Operating expenses	(1,357,526)	(1,376,240)	(1,393,387)	(1,345,016)	(5,472,169)
Operating income	$297,598	$312,441	$272,403	$346,237	$1,228,679

Income from continuing operations	$105,005	$98,039	$73,428	$96,606	$373,078
Income from discontinued operations, net of income taxes	35,031	18,592	-	-	53,623
Net income	140,036	116,631	73,428	96,606	426,701
Net loss (income) attributable to noncontrolling interests	21	(288)	(285)	128	(424)
Net income attributable to CSC Holdings, LLC sole member	$140,057	$116,343	$73,143	$96,734	$426,277

Amounts attributable to CSC Holdings, LLC sole member:
Income from continuing operations, net of income taxes	$105,026	$97,751	$73,143	$96,734	$372,654
Income from discontinued operations, net of income taxes	35,031	18,592	-	-	53,623
Net income	$140,057	$116,343	$73,143	$96,734	$426,277

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

NOTE 20.	OTHER MATTERS

Superstorm Sandy

On October 29, 2012, Superstorm Sandy made landfall in the Company's New York metropolitan service area, resulting in widespread power outages and service disruptions for almost 60% of the Company's Telecommunications Services customers in this service area, as well as damage to certain portions of the Company's cable network.

The following table summarizes service outage credits which reduced revenues, net, incremental costs depreciation and capital expenditures related to Superstorm Sandy for the Telecommunications Services segment for the year ended December 31, 2012:

Revenues, net	$33,237

Operating expenses:
Technical and operating expenses	59,013
Selling, general and administrative expenses	15,338

Impact to AOCF	107,588

Depreciation	1,462

Impact to operating income	$109,050

Capital expenditures	$5,639

Revenues, net

Following the storm, the Company offered a credit to all customers who were without service (including cases where the loss of service was due to a loss of electric power) and who contacted the Company to request a credit.  The Company recorded a reduction to revenue of approximately $33,237 which primarily relates to these customer credits for service outages in 2012 (including credits we expect to issue to customers who have yet to contact us as of December 31, 2012).

Technical and Operating Expenses

Technical and operating expenses incurred as a result of Superstorm Sandy include salaries resulting from incremental over time and premium pay, payroll taxes and benefits of approximately $28,084, repairs and maintenance costs of approximately $41,209 and other costs of $2,300, partially offset by a reduction of programming and other costs of approximately $12,580.

Selling, General and Administrative Expenses

Selling, general and administrative expenses incurred as a result of Superstorm Sandy include primarily salaries resulting from incremental over time and premium pay, payroll taxes and benefits of approximately $13,745 and other costs of approximately $1,593.

Depreciation

Depreciation includes charges related to assets that were damaged beyond repair as a result of Superstorm Sandy.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Dollars in thousands, except per share amounts)

Capital Expenditures

Capital expenditures of $5,639 related to Superstorm Sandy include replacement of various segments of the Company's network and the purchase of equipment necessary to expedite restoration of service.

The table above summarizes incremental costs and service outage credits and therefore does not include various other negative financial impacts to the Company's business resulting from Superstorm Sandy, including lower revenue related to customers for whom we decided to temporarily suspend billing during the restoration of their homes, displaced homes and advertising cancelations.

Litigation Settlement

On October 21, 2012, the Company and AMC Networks settled the litigation with DISH Network relating to VOOM HD (see Note 17).  The terms of the settlement provided for the following, among other things:

•	DISH Network paid a cash settlement of $700,000 to an account for the benefit of the Company and AMC Networks;
•	The Company agreed to sell to DISH Network its multichannel video and data distribution service ("MVDDS") spectrum licenses in 45 metropolitan areas in the U.S.;
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

In connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (the "AMC Parties") entered into an agreement (the "VOOM Litigation Agreement") which provides that CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the litigation with DISH Network that are received by subsidiaries of AMC Networks from VOOM HD.  The allocation of the settlement proceeds between the Company and the AMC Parties will be determined pursuant to the VOOM Litigation Agreement.

The Company and AMC Networks agreed that, pending a determination of the allocation of the settlement proceeds, $350,000 of the cash proceeds would be distributed to each of the Company and AMC Networks.  The Company received its $350,000 distribution in December 2012.  The Company recorded a pre-tax gain of $343,887 included in discontinued operations which represents the actual cash received, net of the carrying amount of the Company's MVDDS licenses.  Any additional proceeds received by the Company as a result of the determination of the allocation of the VOOM litigation settlement will be recognized when received.

The Company utilized $275,000 of the proceeds to make a prepayment on the B-2 extended loan facility in December 2012.

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

For the year ended December 31, 2012, Cablevision repurchased an aggregate of 13,596,687 shares for a total cost of $188,600, including commissions of $136.  Since inception through December 31, 2012, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's consolidated balance sheets.  As of December 31, 2012, the Company had $455,322 of availability remaining under its stock repurchase authorizations.

NOTE 21.	SUBSEQUENT EVENTS

In February 2013, the Company entered into a purchase agreement pursuant to which Charter Communications Operating, LLC will acquire the Company's Bresnan Broadband Holdings, LLC subsidiary for $1,625,000 in cash, subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable.  The closing of the transactions contemplated by the purchase agreement is subject to customary closing conditions, including the expiration or early termination of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of FCC approvals, franchise approvals covering not less than 80% of Bresnan's video customers as of the date of the purchase agreement and certain state telecommunication authorizations.  The closing of the transactions contemplated by the purchase agreement is expected to occur during the third quarter of 2013.  However, there can be no assurances that the conditions to closing set forth in the purchase agreement will be satisfied or waived or that the closing will occur at all.  The purchase agreement does not provide any post-closing recourse against the Company.

On February 26, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 15, 2013.