Form 10-Q
period 2013-03-31
CSC HOLDINGS LLC; CABLEVISION SYSTEMS CORP /NY
filed 2013-05-09
CIK 784681, 1053112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-14764	Cablevision Systems Corporation	11-3415180
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

	Large accelerated filer				Accelerated filer				Non-accelerated filer				Smaller Reporting Company
Cablevision Systems Corporation	Yes	☒	No	☐	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒	Yes	☐	No	☒	Yes	☒	No	☐	Yes	☐	No	☒

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Cablevision Systems Corporation	Yes	☐	No	☒
CSC Holdings, LLC	Yes	☐	No	☒

Number of shares of common stock outstanding as of May 3, 2013:

Cablevision NY Group Class A Common Stock -	212,945,130
Cablevision NY Group Class B Common Stock -	54,137,673
CSC Holdings, LLC Interests of Member -	17,631,479

CSC Holdings, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format applicable to CSC Holdings, LLC.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

FORM 10-Q

PART I.	FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the period ended March 31, 2013 is separately filed by Cablevision Systems Corporation ("Cablevision") and CSC Holdings, LLC ("CSC Holdings" and collectively with Cablevision and their subsidiaries, the "Company", "we", "us" or "our").

This Quarterly Report contains statements that constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995.  In this Quarterly Report there are statements concerning our future operating results, future financial performance, and the expected timing of transactions.  Words such as "expects", "anticipates", "believes", "estimates", "may", "will", "should", "could", "potential", "continue", "intends", "plans" and similar words and terms used in the discussion of future operating results, future financial performance and future events identify forward-looking statements.  Investors are cautioned that such forward-looking statements are not guarantees of future performance, results or events and involve risks and uncertainties and that actual results or developments may differ materially from the forward-looking statements as a result of various factors.  Factors that may cause such differences to occur include, but are not limited to:

•	the level of our revenues;

•
competition for subscribers from existing competitors (such as telephone companies, direct broadcast satellite ("DBS") distributors, and Internet-based providers) and new competitors (such as high-speed wireless providers) entering our franchise areas;

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current Assets:

Cash and cash equivalents	$244,140	$332,833
Accounts receivable, trade (less allowance for doubtful accounts of $14,155 and $13,521)	248,518	315,113
Prepaid expenses and other current assets	145,176	133,331
Amounts due from affiliates	11,991	5,339
Deferred tax asset	134,732	139,716
Investment securities pledged as collateral	336,358	401,417
Assets held for sale	50,893	49,803
Total current assets	1,171,808	1,377,552

Property, plant and equipment, net of accumulated depreciation of $9,302,246 and $9,295,297	2,931,605	2,959,654
Other receivables	4,066	4,268
Investment securities pledged as collateral	565,916	401,417
Derivative contracts	4,002	3,143
Other assets	41,203	41,169
Amortizable intangible assets, net of accumulated amortization of $90,534 and $86,193	70,378	71,260
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	32,550	32,550
Goodwill	264,690	275,037
Deferred financing costs, net of accumulated amortization of $71,531 and $67,156	97,414	101,789
Assets held for sale	1,227,673	1,250,602
	$7,143,153	$7,250,289

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:

Accounts payable	$402,709	$459,045
Accrued liabilities	468,638	505,134
Amounts due to affiliates	32,570	36,397
Deferred revenue	58,690	58,775
Liabilities under derivative contracts	152,977	134,524
Credit facility debt	37,625	165,334
Collateralized indebtedness	182,623	248,760
Capital lease obligations	10,724	11,009
Notes payable	9,964	10,676
Liabilities held for sale	81,765	67,359
Total current liabilities	1,438,285	1,697,013

Deferred revenue	6,468	6,946
Liabilities under derivative contracts	35,438	13,739
Other liabilities	319,864	300,399
Deferred tax liability	184,359	204,422
Credit facility debt	3,844,596	3,748,667
Collateralized indebtedness	417,752	307,392
Capital lease obligations	52,441	45,560
Notes payable	1,766	1,909
Senior notes and debentures	5,490,456	5,488,219
Liabilities held for sale	1,027,719	1,062,030
Total liabilities	12,819,144	12,876,296

Commitments and contingencies

Redeemable noncontrolling interests	12,211	11,999

Stockholders' Deficiency:
Preferred Stock, $.01 par value, 50,000,000 shares authorized, none issued	-	-
CNYG Class A common stock, $.01 par value, 800,000,000 shares authorized, 291,124,361 and 287,750,132 shares issued and 213,099,880 and 210,561,118 shares outstanding	2,911	2,878
CNYG Class B common stock, $.01 par value, 320,000,000 shares authorized, 54,137,673 shares issued and outstanding	541	541
RMG Class A common stock, $.01 par value, 600,000,000 shares authorized, none issued	-	-
RMG Class B common stock, $.01 par value, 160,000,000 shares authorized, none issued	-	-
Paid-in capital	949,451	972,274
Accumulated deficit	(5,028,101)	(5,011,960)
	(4,075,198)	(4,036,267)
Treasury stock, at cost (78,024,481 and 77,189,014 CNYG Class A common shares)	(1,583,518)	(1,572,134)
Accumulated other comprehensive loss	(30,553)	(30,763)
Total stockholders' deficiency	(5,689,269)	(5,639,164)
Noncontrolling interest	1,067	1,158
Total deficiency	(5,688,202)	(5,638,006)
	$7,143,153	$7,250,289

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2013 and 2012
(In thousands, except per share amounts)
(Unaudited)

	2013	2012
Revenues, net (including revenues, net from affiliates of $1,144 and $1,957, respectively)	$1,523,667	$1,535,225

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $46,130 and $45,357, respectively)	803,567	725,957
Selling, general and administrative (including net charges from affiliates of $806 and $74, respectively)	392,791	349,769
Restructuring credits	(365)	(298)
Depreciation and amortization (including impairments)	236,382	212,364
	1,432,375	1,287,792
Operating income	91,292	247,433

Other income (expense):
Interest expense, net	(153,284)	(166,962)
Gain on investments, net	99,458	135,325
Loss on equity derivative contracts, net	(71,716)	(111,194)
Loss on interest rate swap contracts, net	-	(1,645)
Miscellaneous, net	379	544
	(125,163)	(143,932)
Income (loss) from continuing operations before income taxes	(33,871)	103,501
Income tax benefit (expense)	17,221	(39,137)
Income (loss) from continuing operations	(16,650)	64,364
Income (loss) from discontinued operations, net of income taxes	252	(7,260)
Net income (loss)	(16,398)	57,104
Net loss attributable to noncontrolling interests	257	143
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$(16,141)	$57,247

Basic net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$(0.06)	$0.24

Income (loss) from discontinued operations	$-	$(0.03)

Net income (loss)	$(0.06)	$0.21

Basic weighted average common shares (in thousands)	259,500	267,419

Diluted net income (loss) per share attributable to Cablevision Systems Corporation stockholders:

Income (loss) from continuing operations	$(0.06)	$0.24

Income (loss) from discontinued operations	$-	$(0.03)

Net income (loss)	$(0.06)	$0.21

Diluted weighted average common shares (in thousands)	259,500	274,038

Amounts attributable to Cablevision Systems Corporation stockholders:
Income (loss) from continuing operations, net of income taxes	$(16,393)	$64,507
Income (loss) from discontinued operations, net of income taxes	252	(7,260)
Net income (loss)	$(16,141)	$57,247
Cash dividends declared per share of common stock	$0.15	$0.15

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net income (loss)	$(16,398)	$57,104

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	210	49
Comprehensive income (loss)	(16,188)	57,153
Comprehensive loss attributable to noncontrolling interests	257	143
Comprehensive income (loss) attributable to Cablevision Systems Corporation stockholders	$(15,931)	$57,296

See accompanying combined notes to condensed consolidated financial statements.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Income (loss) from continuing operations	$(16,650)	$64,364
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	236,382	212,364
Gain on investments, net	(99,458)	(135,325)
Loss on equity derivative contracts, net	71,716	111,194
Amortization of deferred financing costs and discounts on indebtedness	6,612	9,614
Share-based compensation expense related to equity classified awards	16,054	10,281
Deferred income taxes	(13,864)	42,797
Provision for doubtful accounts	15,678	9,886
Changes in other assets and liabilities	(30,548)	(119,676)
Net cash provided by operating activities	185,922	205,499

Cash flows from investing activities:
Capital expenditures	(237,520)	(188,434)
Payments related to sale of equipment, including costs of disposal	(63)	(540)
Decrease in restricted cash	-	573
Additions to other intangible assets	(548)	(565)
Net cash used in investing activities	(238,131)	(188,966)

Cash flows from financing activities:
Repayment of credit facility debt	(31,780)	(19,346)
Proceeds from collateralized indebtedness	103,226	-
Repayment of collateralized indebtedness and related derivative contracts	(91,426)	-
Proceeds from stock option exercises	1,212	3,195
Dividend distributions to common stockholders	(3,074)	(46,406)
Principal payments on capital lease obligations	(4,735)	(2,387)
Deemed repurchases of restricted stock	(11,384)	(19,764)
Purchase of shares of CNYG Class A common stock, pursuant to a share repurchase program, held as treasury shares	-	(48,692)
Additions to deferred financing costs	-	(738)
Distributions to noncontrolling interests, net	-	(64)
Net cash used in financing activities	(37,961)	(134,202)

Net decrease in cash and cash equivalents from continuing operations	(90,170)	(117,669)

Cash flows of discontinued operations:
Net cash provided by operating activities	54,809	28,820
Net cash used in investing activities	(12,844)	(27,643)
Net cash used in financing activities	(36,913)	(1,912)
Effect of change in cash related to discontinued operations	(3,575)	2,538
Net increase in cash and cash equivalents from discontinued operations	1,477	1,803

Cash and cash equivalents at beginning of year	332,833	589,431

Cash and cash equivalents at end of period	$244,140	$473,565

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current Assets:

Cash and cash equivalents	$159,833	$256,967
Accounts receivable, trade (less allowance for doubtful accounts of $14,155 and $13,521)	248,518	315,113
Prepaid expenses and other current assets	140,642	121,130
Amounts due from affiliates (primarily due from Cablevision)	505,400	487,352
Deferred tax asset	21,270	-
Investment securities pledged as collateral	336,358	401,417
Assets held for sale	50,893	49,803
Total current assets	1,462,914	1,631,782

Property, plant and equipment, net of accumulated depreciation of $9,302,246 and $9,295,297	2,931,605	2,959,654
Other receivables	2,288	2,490
Investment securities pledged as collateral	565,916	401,417
Derivative contracts	4,002	3,143
Other assets	41,203	41,169
Amortizable intangible assets, net of accumulated amortization of $90,534 and $86,193	70,378	71,260
Indefinite-lived cable television franchises	731,848	731,848
Other indefinite-lived intangible assets	32,550	32,550
Goodwill	264,690	275,037
Deferred financing costs, net of accumulated amortization of $57,002 and $54,134	50,156	53,024
Assets held for sale	1,227,673	1,250,602
	$7,385,223	$7,453,976

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS (Cont'd)
(In thousands, except membership unit amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
LIABILITIES AND MEMBER DEFICIENCY

Current Liabilities:

Accounts payable	$402,709	$459,045
Accrued liabilities	377,754	446,969
Amounts due to affiliates	32,570	33,311
Deferred tax liability	-	4,367
Deferred revenue	58,690	58,775
Liabilities under derivative contracts	152,977	134,524
Credit facility debt	37,625	165,334
Collateralized indebtedness	182,623	248,760
Capital lease obligations	10,724	11,009
Notes payable	9,964	10,676
Liabilities held for sale	81,765	67,359
Total current liabilities	1,347,401	1,640,129

Deferred revenue	6,468	6,946
Liabilities under derivative contracts	35,438	13,739
Other liabilities	317,360	297,794
Deferred tax liability	607,050	571,743
Credit facility debt	3,844,596	3,748,667
Collateralized indebtedness	417,752	307,392
Capital lease obligations	52,441	45,560
Notes payable	1,766	1,909
Senior notes and debentures	2,598,555	2,596,683
Liabilities held for sale	1,027,719	1,062,030
Total liabilities	10,256,546	10,292,592

Commitments and contingencies

Redeemable noncontrolling interests	12,211	11,999

Member's Deficiency:
Accumulated deficit	(3,081,201)	(3,106,148)
Senior notes due from Cablevision	(753,717)	(753,717)
Other member's equity (17,631,479 membership units issued and outstanding)	980,870	1,038,855
	(2,854,048)	(2,821,010)
Accumulated other comprehensive loss	(30,553)	(30,763)
Total member's deficiency	(2,884,601)	(2,851,773)
Noncontrolling interest	1,067	1,158
Total deficiency	(2,883,534)	(2,850,615)
	$7,385,223	$7,453,976

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Revenues, net (including revenues, net from affiliates of $1,144 and $1,957, respectively)	$1,523,667	$1,535,225

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below and including charges from affiliates of $46,130 and $45,357, respectively)	803,567	725,957
Selling, general and administrative (including net charges from affiliates of $806 and $74, respectively)	392,791	349,769
Restructuring credits	(365)	(298)
Depreciation and amortization (including impairments)	236,382	212,364
	1,432,375	1,287,792
Operating income	91,292	247,433

Other income (expense):
Interest expense	(96,564)	(121,349)
Interest income	14,857	15,079
Gain on investments, net	99,458	135,325
Loss on equity derivative contracts, net	(71,716)	(111,194)
Loss on interest rate swap contracts, net	-	(1,645)
Miscellaneous, net	379	544
	(53,586)	(83,240)
Income from continuing operations before income taxes	37,706	164,193
Income tax expense	(13,268)	(65,381)
Income from continuing operations	24,438	98,812
Income (loss) from discontinued operations, net of income taxes	252	(7,260)
Net income	24,690	91,552
Net loss attributable to noncontrolling interests	257	143
Net income attributable to CSC Holdings, LLC's sole member	$24,947	$91,695

Amounts attributable to CSC Holdings, LLC's sole member:
Income from continuing operations, net of income taxes	$24,695	$98,955
Income (loss) from discontinued operations, net of income taxes	252	(7,260)
Net income	$24,947	$91,695

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012

Net income	$24,690	$91,552

Other comprehensive income, net of tax:
Defined benefit pension plans and postretirement plans:
Amortization of actuarial losses, net	210	49
Other comprehensive income	24,900	91,601
Comprehensive loss attributable to noncontrolling interests	257	143
Comprehensive income attributable to CSC Holdings, LLC's sole member	$25,157	$91,744

See accompanying combined notes to condensed consolidated financial statements.

CSC HOLDINGS, LLC AND SUBSIDIARIES
(a wholly-owned subsidiary of Cablevision Systems Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	2013	2012
Cash flows from operating activities:
Income from continuing operations	$24,438	$98,812
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization (including impairments)	236,382	212,364
Gain on investments, net	(99,458)	(135,325)
Loss on equity derivative contracts, net	71,716	111,194
Amortization of deferred financing costs and discounts on indebtedness	4,740	8,157
Share-based compensation expense related to equity classified awards	16,054	10,281
Deferred income taxes	10,756	57,522
Provision for doubtful accounts	15,678	9,886
Excess tax benefit on share-based awards	(1,012)	(11,518)
Changes in other assets and liabilities	(41,196)	(128,587)
Net cash provided by operating activities	238,098	232,786

Cash flows from investing activities:
Capital expenditures	(237,520)	(188,434)
Payments related to sale of equipment, including costs of disposal	(63)	(540)
Decrease in restricted cash	-	573
Additions to other intangible assets	(548)	(565)
Net cash used in investing activities	(238,131)	(188,966)

Cash flows from financing activities:
Repayment of credit facility debt	(31,780)	(19,346)
Proceeds from collateralized indebtedness	103,226	-
Repayment of collateralized indebtedness and related derivative contracts	(91,426)	-
Distributions to Cablevision	(74,875)	(180,430)
Excess tax benefit on share-based awards	1,012	11,518
Principal payments on capital lease obligations	(4,735)	(2,387)
Additions to deferred financing costs	-	(738)
Distributions to noncontrolling interests, net	-	(64)
Net cash used in financing activities	(98,578)	(191,447)

Net decrease in cash and cash equivalents from continuing operations	(98,611)	(147,627)

Cash flows of discontinued operations:
Net cash provided by operating activities	54,809	28,820
Net cash used in investing activities	(12,844)	(27,643)
Net cash used in financing activities	(36,913)	(1,912)
Effect of change in cash related to discontinued operations	(3,575)	2,538
Net increase in cash and cash equivalents from discontinued operations	1,477	1,803

Cash and cash equivalents at beginning of year	256,967	588,538

Cash and cash equivalents at end of period	$159,833	$442,714

See accompanying combined notes to condensed consolidated financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 1.	BUSINESS

Cablevision Systems Corporation ("Cablevision"), its wholly-owned subsidiary CSC Holdings, LLC ("CSC Holdings," and collectively with Cablevision, the "Company") and their subsidiaries own and operate cable television systems and own companies that provide regional news, local programming and advertising sales services for the cable television industry, provide commercial data and voice services, operate motion picture theatres and operate a newspaper publishing business.  The Company classifies its operations into two reportable segments: (1) Telecommunications Services, consisting principally of its video, high-speed data, Voice over Internet Protocol ("VoIP"), and its commercial data and voice services operations; and (2) Other, consisting principally of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) a motion picture theatre business ("Clearview Cinemas"), (iii) the News 12 Networks, which provide regional news programming services, (iv) the MSG Varsity network, a network dedicated entirely to showcasing high school sports and activities, (v) a cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

In February 2013, the Company entered into a purchase agreement pursuant to which Charter Communications Operating, LLC ("Charter") will acquire the Company's Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") for $1,625,000 in cash, subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable (the "Bresnan Sale").  The closing of the transactions contemplated by the purchase agreement is subject to customary closing conditions, including the expiration or early termination of the waiting period applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of FCC approvals, franchise approvals covering not less than 80% of Bresnan's video customers as of the date of the purchase agreement and certain state telecommunication authorizations.  The closing of the transactions contemplated by the purchase agreement is expected to occur during the third quarter of 2013. However, there can be no assurances that the conditions to closing set forth in the purchase agreement will be satisfied or waived or that the closing will occur at all.  The purchase agreement does not provide any post-closing recourse against the Company.

Upon closing of the Bresnan Sale, the Company will no longer consolidate the financial results of Bresnan Cable.  The historical financial results of Bresnan Cable have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.  Assets and liabilities related to Bresnan Cable on the Company's consolidated balance sheets and related footnotes have been reclassified as assets held for sale and liabilities held for sale for all periods presented.  In addition, accounts payable to and advances to Bresnan Cable that were previously eliminated in consolidation are presented as amounts due to affiliates or amounts due from affiliates on the Company's consolidated balance sheets.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 presented in this Form 10-Q are unaudited; however, in the opinion of management, such financial statements include all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.

The accompanying condensed consolidated financial statements of Cablevision include the accounts of Cablevision and its majority-owned subsidiaries and the accompanying condensed consolidated financial statements of CSC Holdings include the accounts of CSC Holdings and its majority-owned subsidiaries. Cablevision has no business operations independent of its CSC Holdings subsidiary, whose operating results and financial position are consolidated into Cablevision.  The condensed consolidated balance sheets and statements of operations of Cablevision are essentially identical to the condensed consolidated balance sheets and statements of operations for CSC Holdings, with the following significant exceptions:  Cablevision has $2,891,901 of senior notes outstanding at March 31, 2013 (excluding the $753,717 aggregate principal amount of Cablevision notes held by its subsidiary Newsday Holdings LLC) that were issued to third party investors, cash, deferred financing costs and accrued interest related to its senior notes, deferred taxes and accrued dividends on its balance sheet.  CSC Holdings and its subsidiaries have certain intercompany receivables from Cablevision.  Differences between Cablevision's results of operations from those of CSC Holdings primarily include incremental interest expense, interest income, and income tax expense or benefit.  CSC Holdings' results of operations include incremental interest income from the Cablevision senior notes held by Newsday Holdings LLC, which is eliminated in Cablevision's results of operations.

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

The results of operations for the interim periods are not necessarily indicative of the results that might be expected for future interim periods or for the full year ending December 31, 2013.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  ASU No. 2013-02 requires a company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  ASU No. 2013-02 became effective and was adopted by the Company on January 1, 2013.  ASU No. 2013-02 had no impact on the financial statements of the Company as of March 31, 2013.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment.  Similar to ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, ASU No. 2012-02 provides entities the option to use a qualitative approach to assess the impairment of an indefinite-lived intangible asset.  A company will not be required to calculate the fair value of an indefinite-lived intangible asset unless it concludes, based on the qualitative assessment, that it is more likely than not that the fair value of that asset is less than its book value.  Additional disclosure requirements are not necessary relating to the use of the optional qualitative assessment.  The Company adopted this guidance in connection with its annual impairment test performed during the three months ended March 31, 2013.

NOTE 3.	DIVIDENDS

On February 26, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 15, 2013.

In March 2013, Cablevision paid accrued dividends on vested restricted shares of $3,074.  In addition, as of March 31, 2013, up to approximately $3,660 will be paid when, and if, restrictions lapse on restricted shares outstanding.

During the three months ended March 31, 2013, CSC Holdings made equity distribution payments to Cablevision aggregating $74,875.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's interest and principal payments on its senior notes; and
•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

NOTE 4.	NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO STOCKHOLDERS

Cablevision

Basic net income per common share attributable to Cablevision stockholders is computed by dividing net income attributable to Cablevision stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per common share attributable to Cablevision stockholders reflects the dilutive effects of stock options and restricted stock (including shares held by AMC Networks, Inc. ("AMC Networks") and The Madison Square Garden Company ("Madison Square Garden") employees).

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of the denominator of the basic and diluted net income per share attributable to Cablevision stockholders calculation for the three months ended March 31, 2012 is as follows:

March 31, 2012
(in thousands)

Basic weighted average shares outstanding	267,419

Effect of dilution:
Stock options	2,901
Restricted stock awards	3,718
Diluted weighted average shares outstanding	274,038

Anti-dilutive shares (options whose exercise price exceeds the average market price of Cablevision's common stock during the period and certain restricted shares) totaling approximately 1,274,300 shares, have been excluded from diluted weighted average shares outstanding for the three months ended March 31, 2012.  In addition, for the three months ended March 31, 2012, approximately 507,000 restricted shares and approximately 12,617,000 options issued pursuant to the Company's employee stock plan have also been excluded from the diluted weighted average shares outstanding, as the performance criteria on these awards had not yet been satisfied.

Since Cablevision generated a loss from continuing operations for the three months ended March 31, 2013, the outstanding common stock equivalents during this period were excluded from the computation of diluted net loss per share attributable to Cablevision stockholders, as the impact would have been anti-dilutive.

CSC Holdings

Net income per membership unit for CSC Holdings is not presented since CSC Holdings is a limited liability company and a wholly-owned subsidiary of Cablevision.

NOTE 5.	GROSS VERSUS NET REVENUE RECOGNITION

In the normal course of business, the Company is assessed non-income related taxes by governmental authorities, including franchising authorities (generally under multi-year agreements), and collects such taxes from its customers.  The Company's policy is that, in instances where the tax is being assessed directly on the Company, amounts paid to the governmental authorities and amounts received from the customers are recorded on a gross basis.  That is, amounts paid to the governmental authorities are recorded as technical and operating expenses and amounts received from the customer are recorded as revenues.  For the three months ended March 31, 2013 and 2012, the amount of franchise fees included as a component of net revenue aggregated $33,510 and $33,869, respectively.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

During the three months ended March 31, 2013 and 2012, the Company's non-cash investing and financing activities and other supplemental data were as follows:

	Three Months Ended March 31,
	2013	2012
Non-Cash Investing and Financing Activities of Cablevision and CSC Holdings:

Continuing Operations:
Capital lease obligations	$11,331	$-
Intangible asset obligations	3,432	-
Property and equipment accrued but unpaid	38,470	71,024

Non-Cash Investing and Financing Activities of Cablevision:
Dividends payable on unvested restricted share awards	1,050	729
Dividends payable on CNYG Class A and CNYG Class B shares	39,059	-

Supplemental Data:
Continuing Operations - Cablevision:
Cash interest paid	155,560	160,973
Income taxes paid, net	5,754	2,496

Continuing Operations - CSC Holdings:
Cash interest paid	96,183	122,160
Income taxes paid, net	5,754	2,496

Discontinued Operations - Cablevision and CSC Holdings:
Cash interest paid	3,274	14,631
Income taxes paid, net	-	-

NOTE 7.	DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR SALE

In connection with the Bresnan Sale discussed above, the operating results of Bresnan Cable, previously included in the Company's Telecommunications Services segment, have been reflected in the Company's consolidated financial statements as discontinued operations for all periods presented.  The assets and liabilities attributable to Bresnan Cable have been classified as assets and liabilities held for sale in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

Operating results of discontinued operations for the three months ended March 31, 2013 and 2012 are summarized below:

	Three Months Ended March 31, 2013
	Bresnan Cable	Other	Total

Revenues, net	$130,282	$-	$130,282

Income (loss) before income taxes	$776	$(314)	$462
Income tax benefit (expense)	(339)	129	(210)
Income (loss) from discontinued operations, net of income taxes	$437	$(185)	$252

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Three Months Ended March 31, 2012
Bresnan Cable

Revenues, net	$123,532

Loss before income taxes	$(12,237)
Income tax benefit	4,977
Loss from discontinued operations, net of income taxes	$(7,260)

Bresnan Cable's results of operations reported on a stand-alone basis differ from results presented above due to certain reclassifications and adjustments made for purposes of discontinued operations reporting.

The assets and liabilities of Bresnan Cable have been classified in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 as assets and liabilities held for sale and consist of the following:

	March 31, 2013	December 31, 2012

Cash and cash equivalents	$35,245	$31,670
Accounts receivable, prepaid expenses and other current assets	14,107	14,486
Accounts receivable from affiliates	-	1,881
Deferred tax asset	1,541	1,766
	50,893	49,803

Property and equipment, net	405,496	418,884
Amortizable intangible assets	123,064	131,305
Indefinite-lived intangible assets	512,612	512,612
Goodwill	167,736	167,736
Other assets	18,765	20,065
	1,227,673	1,250,602
Total assets held for sale	$1,278,566	$1,300,405

Accounts payable and accrued expenses	$59,058	$51,948
Credit facility debt(a)	7,292	7,650
Other current liabilities	5,505	5,255
Accounts payable to affiliates	9,910	2,506
	81,765	67,359

Credit facility debt(a)	700,403	736,455
Senior notes(a)	250,000	250,000
Deferred tax liability	73,191	71,483
Other long-term liabilities	4,125	4,092
	1,027,719	1,062,030
Total liabilities held for sale	$1,109,484	$1,129,389

(a)	The credit facility debt will be repaid from the proceeds of the Bresnan Sale and the amount of the senior notes outstanding on the closing date of the Bresnan Sale will reduce the sale proceeds.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Bresnan Cable Legal Matters

The Montana Department of Revenue ("MT DOR") generally assesses property taxes on cable companies at 3% and on telephone companies at 6%.  Historically, the cable and telephone businesses of Bresnan Cable have been taxed separately by the MT DOR.  In 2010, the MT DOR assessed Bresnan Cable as a single telephone business and retroactively assessed it as such for 2007 through 2009.  Bresnan Cable filed a declaratory judgment action against the MT DOR in Montana State Court challenging its property tax classifications for 2007 through 2010.  Under Montana law, a taxpayer must first pay a current assessment of disputed property tax in order to challenge such assessment.  In accordance with that law, Bresnan Cable has paid the disputed 2010 property tax assessment of $5,384 under protest, the disputed 2011 property tax assessment of $10,912 under protest, and the disputed first half of the 2012 property tax assessment of $4,607 under protest, which Bresnan Cable expensed when the payments were made.  No provision for additional tax for 2007 through 2009, which could be up to approximately $15,000, including interest, has been made.  On September 26, 2011, the Court granted Bresnan Cable's summary judgment motion seeking to vacate the MT DOR's retroactive tax assessments for the years 2007, 2008, and 2009.  The MT DOR's assessment for 2010 was the subject of a trial, which took place the week of October 24, 2011, in Billings, Montana.  On July 6, 2012, the Court entered judgment in favor of Bresnan Cable, ruling that the MT DOR's 2010 assessment was invalid and contrary to law, vacating the 2010 assessment, and directing that the MT DOR refund the amounts paid by Bresnan Cable under protest, plus interest and certain costs.  The MT DOR filed a notice of appeal to the Montana Supreme Court on September 20, 2012, and filed its opening brief on January 15, 2013.  The appeal is fully briefed, and a decision by the Court is pending.  The judgment is not final until it is affirmed on appeal.  Pending entry of a final judgment, the MT DOR continues to hold Bresnan Cable's protest payments aggregating $20,903 in escrow and continues to assess Bresnan Cable as a single telephone business.  Bresnan Cable continues to make additional protest payments until a final judgment is entered and applied to subsequent assessments.  The second half of the 2012 protest assessment (approximately $4,600) is due May 31, 2013.  Any post-closing refunds of Montana property taxes paid under protest by Bresnan Cable prior to the closing of the Bresnan Sale will be refunded to the Company.

NOTE 8.	INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	Tele- communications Services	Other	Total

Gross goodwill as of December 31, 2012	$255,777	$353,318	$609,095
Accumulated impairment losses as of December 31, 2012	-	(334,058)	(334,058)
	255,777	19,260	275,037
Impairment loss relating to the Company's Clearview business	-	(10,347)	(10,347)
Gross goodwill as of March 31, 2013	255,777	353,318	609,095
Accumulated impairment losses as of March 31, 2013	-	(344,405)	(344,405)
	$255,777	$8,913	$264,690

Goodwill and indefinite-lived intangible assets are tested annually for impairment during the first quarter of each year or earlier upon the occurrence of certain events or substantive changes in circumstances.  As a result of the Company's annual impairment test in the first quarter of 2013, the Company recorded an impairment charge of $10,347, relating to goodwill of the Company's Clearview business which reduced the carrying value to zero.  The impairment charge has been reflected in depreciation and amortization (including impairment charges) in the Other segment.  The Company determined the fair value of the Clearview business, which is a single reporting unit, assuming highest and best use, based on either an income or market approach on a theater by theater basis.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 9.	DERIVATIVE CONTRACTS AND COLLATERALIZED INDEBTEDNESS

The Company has entered into various transactions to limit the exposure against equity price risk on its shares of Comcast Corporation ("Comcast") common stock.  The Company has monetized all of its stock holdings in Comcast Corporation through the execution of prepaid forward contracts, collateralized by an equivalent amount of the respective underlying stock.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast stock with a value determined by reference to the applicable stock price at maturity.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing the Company to retain upside appreciation from the hedge price per share to the relevant cap price.

The following represents the location of the assets and liabilities associated with the Company's derivative instruments within the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012:

Derivatives Not		Asset Derivatives		Liability Derivatives
Designated as Hedging Instruments	Balance Sheet Location	Fair Value at March 31, 2013	Fair Value at December 31, 2012	Fair Value at March 31, 2013	Fair Value at December 31, 2012

Prepaid forward contracts	Derivative contracts, current	$-	$-	$152,977	$134,524

Prepaid forward contracts	Derivative contracts, long-term	4,002	3,143	35,438	13,739

Total derivative contracts		$4,002	$3,143	$188,415	$148,263

The following represents the impact and location of the Company's derivative instruments within the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012:

Derivatives Not	Location	Amount of Loss Recognized
Designated as	of Loss	Three Months Ended March 31,
Hedging Instruments	Recognized	2013	2012

Prepaid forward contracts	Loss on equity derivative contracts, net	$(71,716)	$(111,194)
Interest rate swap contracts	Loss on interest rate swap contracts, net	-	(1,645)
Total derivative contracts		$(71,716)	$(112,839)

Settlements of Collateralized Indebtedness

The following table summarizes the settlement of the Company's collateralized indebtedness relating to Comcast Corporation shares that were settled by delivering cash equal to the collateralized loan value, net of the value of the related equity derivative contracts for the three months ended March 31, 2013.  The cash was obtained from the proceeds of new monetization contracts covering an equivalent number of Comcast shares.  The terms of the new contracts allow the Company to retain upside participation in Comcast shares up to each respective contract's upside appreciation limit with downside exposure limited to the respective hedge price.

Number of shares	2,668,875

Collateralized indebtedness settled	$(59,003)
Derivative contracts settled	(32,423)
(91,426)
Proceeds from new monetization contracts	103,226
Net cash receipt	$11,800

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

In April 2013, the Company settled collateralized indebtedness relating to 2,732,184 shares of stock of Comcast Corporation by delivering cash equal to the collateralized loan value obtained from the proceeds of a new monetization contract covering an equivalent number of Comcast Corporation shares.  Accordingly, the consolidated balance sheets of Cablevision and CSC Holdings as of March 31, 2013 reflect the reclassification of $114,779 of investment securities pledged as collateral from a current asset to a long-term asset and $66,137 of collateralized indebtedness from a current liability to a long-term liability.

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

The following table presents for each of these hierarchy levels, the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level I	Level II	Level III	Total
Assets:

Money market funds	$175,567	$-	$-	$175,567
Investment securities	138	-	-	138
Investment securities pledged as collateral	902,274	-	-	902,274
Prepaid forward contracts	-	4,002	-	4,002

Liabilities:

Liabilities under derivative contracts:
Prepaid forward contracts	-	188,415	-	188,415

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2012
	Level I	Level II	Level III	Total
Assets:

Money market funds	$250,699	$-	$-	$250,699
Investment securities	122	-	-	122
Investment securities pledged as collateral	802,834	-	-	802,834
Prepaid forward contracts	-	3,143	-	3,143

Liabilities:

Prepaid forward contracts	-	148,263	-	148,263

The Company's cash equivalents, investment securities and investment securities pledged as collateral are classified within Level I of the fair value hierarchy because they are valued using quoted market prices.

The Company's prepaid forward contracts reflected as derivative contracts and liabilities under derivative contracts on the Company's balance sheets are valued using market-based inputs to valuation models.  These valuation models require a variety of inputs, including contractual terms, market prices, yield curves, and measures of volatility.  When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit risk considerations.  Such adjustments are generally based on available market evidence.  Since model inputs can generally be verified and do not involve significant management judgment, the Company has concluded that these instruments should be classified within Level II of the fair value hierarchy.

The Company considers the impact of credit risk when measuring the fair value of its derivative asset and/or liability positions, as applicable.

In addition, see Note 8 for a discussion of an impairment charge related to a nonfinancial asset (goodwill at Clearview Cinemas) not measured at fair value on a recurring basis.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The carrying values, estimated fair values, and classification under the fair value hierarchy of the Company's financial instruments, excluding those that are carried at fair value in the accompanying condensed consolidated balance sheets, are summarized as follows:

		March 31, 2013
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$753,717	$846,128

Debt instruments:
Credit facility debt(b)	Level II	$3,882,221	$3,882,221
Collateralized indebtedness	Level II	600,375	589,504
Senior notes and debentures	Level II	2,598,555	2,995,288
Notes payable	Level II	11,730	11,730
CSC Holdings total debt instruments		7,092,881	7,478,743

Cablevision senior notes	Level II	2,891,901	3,193,575
Cablevision total debt instruments		$9,984,782	$10,672,318

		December 31, 2012
	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value
CSC Holdings notes receivable:
Cablevision senior notes held by Newsday Holdings LLC(a)	Level II	$753,717	$842,184

Debt instruments:
Credit facility debt(b)	Level II	$3,914,001	$3,914,001
Collateralized indebtedness	Level II	556,152	540,831
Senior notes and debentures	Level II	2,596,683	2,980,258
Notes payable	Level II	12,585	12,585
CSC Holdings total debt instruments		7,079,421	7,447,675

Cablevision senior notes	Level II	2,891,536	3,198,170
Cablevision total debt instruments		$9,970,957	$10,645,845

(a)	These notes are eliminated at the consolidated Cablevision level.
(b)	The carrying value of the Company's credit facility debt, the substantial portion of which bears interest at variable rates, approximates its fair value.

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

The Company

In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense or benefit recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.  In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income from continuing operations must be treated as discrete items. The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

The Internal Revenue Service is currently examining the Company's consolidated federal income tax returns for years 2009 and 2010.  As a result, it is reasonably possible that the liabilities for uncertain tax positions as of March 31, 2013 may change by a significant amount within the next twelve months.  An estimate of the change in the liabilities, while potentially significant, cannot be made.

Cablevision

Cablevision recorded income tax benefit of $17,221 related to the pretax loss attributable to continuing operations for the three months ended March 31, 2013, which included a tax benefit of $2,250 for an increase in research credits.

Cablevision recorded income tax expense of $39,137 for the three months ended March 31, 2012, reflecting an effective tax rate of 38%.  A nontaxable gain at an entity that is not consolidated for income tax purposes resulted in a tax benefit of $2,889.  Absent this tax benefit, the effective tax rate for the three months ended March 31, 2012 would have been 41%.  Income tax expense for the three month period included tax expense of $677 relating to nondeductible expenses and tax expense of $880 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.

Subsequent to the utilization of Cablevision's net operating loss and tax credit carry forwards, payments for income taxes are expected to increase significantly.  Cablevision's federal net operating loss carry forward as of March 31, 2013 was approximately $1,700,000.

CSC Holdings

CSC Holdings recorded income tax expense of $13,268 for the three months ended March 31, 2013, reflecting an effective tax rate of 35%.  Income tax benefit for the three months ended March 31, 2013 included a tax benefit of $2,250 for an increase in research credits.  Absent this tax benefit, the effective tax rate for the three months ended March 31, 2013 would have been 41%.

CSC Holdings recorded income tax expense of $65,381 for the three months ended March 31, 2012, reflecting an effective tax rate of 40%.  A nontaxable gain at an entity that is not consolidated for income tax purposes resulted in a tax benefit of $2,889.  Absent this tax benefit, the effective tax rate for the three months ended March 31, 2012 would have been 42%.  Income tax expense for the three month period included tax expense of $677 relating to nondeductible expenses and tax expense of $880 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.

As of March 31, 2013, on a stand-alone basis CSC Holdings had federal net operating loss carry forwards of approximately $56,000, including a portion related to excess tax benefits that have not yet been realized, primarily 'windfall' deductions on share-based awards.  On a stand-alone basis, CSC Holdings realized excess tax benefit of $1,012 during the three months ended March 31, 2013.  Such excess tax benefit resulted in an increase to other member's equity.  Subsequent to the utilization of CSC Holdings' net operating loss and tax credit carry forwards, obligations to Cablevision pursuant to the tax allocation policy will increase significantly.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 12.	EQUITY PLANS

Cablevision's Equity Plans

Stock Option Award Activity

In the first quarter of 2013, Cablevision granted options that are scheduled to cliff vest in three years and expire 10 years from the date of grant.  Cablevision calculated the fair value of the option award on the date of grant using the Black-Scholes option pricing model.  Cablevision's computation of expected life was determined based on the simplified method (the average of the vesting period and option term) due to the Company's lack of recent historical data for similar awards.  Cablevision has not, in its recent history granted options with similar terms.  Additionally, these options were issued subsequent to a change in Cablevision's structure in connection with the distribution of AMC Networks in June 2011 (the "AMC Networks Distribution") and the distribution of Madison Square Garden in February 2010 (the "MSG Distribution").  The interest rate for periods within the contractual life of the stock option is based on interest yields for U.S. Treasury instruments in effect at the time of grant.  Cablevision's computation of expected volatility is based on historical volatility of its common stock.

The following assumptions were used to calculate the fair value of the stock option award granted in the first quarter of 2013:

Risk-free interest rate	1.25%

Expected life (in years)	6.5

Dividend yield	3.86%

Volatility	42.31%

Grant date fair value	$3.96

The following table summarizes activity relating to Company employees who held Cablevision stock options for the three months ended March 31, 2013:

	Shares Under Option		Weighted Average	Weighted Average Remaining
	Time Vesting Options	Performance Based Vesting Options	Exercise Price Per Share	Contractual Term (in years)	Aggregate Intrinsic Value(a)
Balance, December 31, 2012	2,789,342	12,319,000	$13.05	7.88	$29,143
Granted(b)	2,000,000	-	13.98
Exercised	(16,166)	(82,250)	13.02
Forfeited/Expired	-	-

Balance, March 31, 2013	4,773,176	12,236,750	$13.16	7.90	$31,210

Options exercisable at March 31, 2013	2,673,176	6,258,600	$12.39	6.78	$23,092

Options expected to vest in the future	2,100,000	5,772,101	$14.02	9.15	$7,905

(a)
The aggregate intrinsic value is calculated as the difference between (i) the exercise price of the underlying award and (ii) the quoted price of CNYG Class A common stock on March 31, 2013 or December 31, 2012, as indicated, and March 31, 2013 in the case of options exercisable and options expected to vest in the future.

(b)	Options are scheduled to cliff vest at the end of three years and expire 10 years from the date of grant.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

In addition, as of March 31, 2013, AMC Networks and Madison Square Garden employees held a total of 658,549 Cablevision stock options.  These stock options are not expensed by the Company, however such stock options would have a dilutive effect on net income per share attributable to Cablevision stockholders.

Restricted Stock Award Activity

The following table summarizes activity relating to Company employees who held Cablevision restricted shares for the three months ended March 31, 2013:

	Number of Restricted Shares	Number of Performance Restricted Shares	Weighted Average Fair Value Per Share at Date of Grant (a)

Unvested award balance, December 31, 2012	4,010,675	1,297,100	$18.06
Granted	2,674,760	584,000	14.01
Vested	(1,159,345)	(304,100)	17.67
Awards forfeited	(20,010)	-	17.16

Unvested award balance, March 31, 2013	5,506,080	1,577,000	16.07

(a)	Does not include the fair value per share of 756,400 performance based restricted shares whose performance criteria had not yet been established as of March 31, 2013.

During the three months ended March 31, 2013, 1,463,445 and 519,150 Cablevision restricted shares issued to employees of the Company and AMC Networks, respectively, vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 815,457 of these shares, with an aggregate value of $11,384, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Cable Operations Litigation

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

In re Cablevision Consumer Litigation:  Following expiration of the affiliation agreements for carriage of certain Fox broadcast stations and cable networks on October 16, 2010, News Corporation terminated delivery of the programming feeds to the Company, and as a result, those stations and networks were unavailable on the Company's cable television systems.  On October 30, 2010, the Company and Fox reached an agreement on new affiliation agreements for these stations and networks, and carriage was restored.  Several purported class action lawsuits were subsequently filed on behalf of the Company's customers seeking recovery for the lack of Fox programming.  Those lawsuits were consolidated in an action before the U. S. District Court for the Eastern District of New York, and a consolidated complaint was filed in that court on February 22, 2011.  Plaintiffs asserted claims for breach of contract, unjust enrichment, and consumer fraud, seeking unspecified compensatory damages, punitive damages and attorneys' fees.  On March 28, 2012, the Court ruled on the Company's motion to dismiss, denying the motion with regard to plaintiffs' breach of contract claim, but granting it with regard to the remaining claims, which were dismissed.  On April 16, 2012, plaintiffs filed a second consolidated amended complaint, which asserts a claim only for breach of contract.  The Company's answer was filed on May 2, 2012. On October 10, 2012, plaintiffs filed a motion for class certification and on December 13, 2012, a motion for partial summary judgment. Both motions have been fully briefed, and a decision by the Court is pending. Further discovery, if any, has been deferred until after the Court rules on the pending motions.  The Company believes that this claim is without merit and intends to defend these lawsuits vigorously, but is unable to predict the outcome of these lawsuits or reasonably estimate a range of possible loss.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Information as to the operations of the Company's reportable business segments is set forth below.

	Three Months Ended March 31,
	2013	2012
Revenues, net from continuing operations
Telecommunications Services	$1,433,490	$1,439,843
Other	95,534	100,958
Inter-segment eliminations(a)	(5,357)	(5,576)
	$1,523,667	$1,535,225
Inter-segment revenues
Telecommunications Services	$482	$482
Other	4,875	5,094
	$5,357	$5,576
Adjusted operating cash flow from continuing operations
Telecommunications Services	$413,616	$525,259
Other	(70,253)	(55,420)
	$343,363	$469,839
Depreciation and amortization (including impairments) included in continuing operations
Telecommunications Services	$(210,113)	$(195,281)
Other	(26,269)	(17,083)
	$(236,382)	$(212,364)
Share-based compensation expense included in continuing operations
Telecommunications Services	$(11,994)	$(7,861)
Other	(4,060)	(2,479)
	$(16,054)	$(10,340)
Restructuring credits included in continuing operations
Telecommunications Services	$-	$-
Other	365	298
	$365	$298
Operating income (loss) from continuing operations
Telecommunications Services	$191,509	$322,117
Other	(100,217)	(74,684)
	$91,292	$247,433

(a)	Inter-segment eliminations relate primarily to revenues recognized from the sale of local programming services to our Telecommunications Services segment.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

A reconciliation of reportable segment amounts to Cablevision's and CSC Holdings' consolidated balances is as follows:

	Three Months Ended March 31,
	2013	2012

Operating income for reportable segments	$91,292	$247,433

Items excluded from operating income:
CSC Holdings interest expense	(96,564)	(121,349)
CSC Holdings interest income	87	309
CSC Holdings intercompany interest income	14,770	14,770
Gain on investments, net	99,458	135,325
Loss on equity derivative contracts, net	(71,716)	(111,194)
Loss on interest rate swap contracts, net	-	(1,645)
Miscellaneous, net	379	544
CSC Holdings income from continuing operations before income taxes	37,706	164,193
Cablevision interest expense	(56,827)	(45,932)
Intercompany interest expense	(14,770)	(14,770)
Cablevision interest income	20	10
Cablevision income (loss) from continuing operations before income taxes	$(33,871)	$103,501

The following table summarizes the Company's capital expenditures by reportable segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Capital Expenditures

Telecommunications Services	$225,268	$176,204
Other	12,252	12,230
	$237,520	$188,434

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

The following table summarizes the revenue and charges (credits) related to services provided to or received from AMC Networks and Madison Square Garden reflected in continuing operations not discussed elsewhere in the accompanying combined notes to the condensed consolidated financial statements:

	2013	2012

Revenues, net	$1,144	$1,957

Operating expenses (credits):
Technical expenses, net of credits(a)	$46,130	$45,357

Selling, general and administrative expenses (credits):
Corporate general and administrative expense allocations	(1,145)	(1,599)
Other	1,951	1,673
Selling, general and administrative expenses, subtotal	806	74

Operating expenses, net	46,936	45,431

Net charges	$45,792	$43,474

(a)
Technical expenses include primarily costs incurred by the Company for the carriage of the MSG networks and Fuse program services, as well as for AMC, WE tv, IFC and Sundance Channel on the Company's cable systems.  The Company also purchases certain programming signal transmission and production services from AMC Networks.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

NOTE 16.	SUBSEQUENT EVENTS

VOOM Litigation Settlement

In June 2011, in connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (the "AMC Parties") entered into an agreement (the "VOOM Litigation Agreement") which provides that CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the litigation with DISH Network, LLC ("DISH Network") that are received by subsidiaries of AMC Networks from VOOM HD Holdings LLC (“VOOM HD”).

In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 distributed to the Company from the joint escrow account in December 2012).  The proceeds of $175,000 will be recorded as a gain in discontinued operations in the second quarter of 2013.

Refinance of Existing Credit Facility

On April 17, 2013, CSC Holdings refinanced its existing Restricted Group credit facility.  The new credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510 and (3) a Term B facility of $2,350,000, each subject to adjustment from time to time in accordance with the terms of the new credit agreement.  The proceeds from the Term A loans and the Term B loans were used to repay all amounts under CSC Holdings’ existing Restricted Group credit facility and to pay fees and expenses in connection therewith.  No amounts were drawn under the revolving credit facility.

The new credit agreement provides for extended facilities and additional facilities, subject to an aggregate maximum facilities limit on all facilities (including the revolving credit facility, the Term A facility and the Term B facility and any extended facilities and additional facilities) equal to the greater of (1) $4,808,500 and (2) an amount such that the senior secured leverage ratio, as defined, would not exceed 3.50 to 1.00.

Under the new credit agreement, commitments under the revolving credit facility expire on April 17, 2018, the Term A loans amortize quarterly in accordance with their terms from September 30, 2014 through April 17, 2018 with a final maturity date on April 17, 2018, and the Term B loans amortize quarterly in accordance with their terms from September 30, 2013 through April 17, 2020 with a final maturity date on April 17, 2020.  Unless earlier terminated in accordance with the terms of the new credit agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the new credit agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The new credit agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
(Dollars in thousands, except per share amounts)
(Unaudited)

Loans under the new credit agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.

Loans under the new credit agreement bear interest as follows:

·
Revolving credit loans and Term A loans, either (i) the Eurodollar rate plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined), with the initial rate being the Eurodollar rate plus 2.00% or (ii)  the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio, with the initial rate being the base rate plus 1.00%, the initial rate in each case being for the period through and including the date of the delivery to the lenders of the compliance certificate for the quarter ending September 30, 2013;

·	Term B loans, either (i) the Eurodollar rate plus a spread of 2.50% or (ii) the base rate plus a spread of 1.50%.

The new credit facility has two financial maintenance covenants applicable to the revolving credit facility and the Term A loans:  (1) a maximum ratio of total net indebtedness to cash flow of 5.0 to 1 and (2) a maximum ratio of senior secured net indebtedness to cash flow of 4.0 to 1.  The financial maintenance covenants do not apply to the Term B loans.

There is a commitment fee of 0.30% on undrawn amounts under the revolving credit facility.

As a result of the refinancing, the condensed consolidated balances sheets of Cablevision and CSC Holdings as of March 31, 2013 reflect a reclassification of $141,280 of credit facility debt from a current liability to a long-term liability.  Under the new credit facility, $17,625 is payable through March 31, 2014.

Clearview Cinemas Transaction

On April 29, 2013, the Company entered into an agreement for the sale of certain assets and liabilities of the Clearview Cinemas business. The closing of the transaction is subject to certain closing conditions.  The Company expects to record a loss in connection with this transaction of between $15,000 to $20,000.

Cablevision Dividend

On May 7, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 14, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 24, 2013.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

All dollar amounts, except per customer, per unit, per share data, and tender prices per note, included in the following discussion under this Item 2 are presented in thousands.

Summary

Our future performance is dependent, to a large extent, on general economic conditions including capital and credit market conditions, the impact of direct competition, our ability to manage our businesses effectively, and our relative strength in the marketplace, both with suppliers and customers.  See "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In February 2013, we entered into a purchase agreement pursuant to which Charter Communications Operating, LLC will acquire our Bresnan Broadband Holdings, LLC subsidiary ("Bresnan Cable") for $1,625,000 in cash (the "Bresnan Sale"), subject to certain adjustments, including a reduction for certain funded indebtedness of Bresnan Cable (see Note 1 to our condensed consolidated financial statements).  Bresnan Cable includes all of our cable television systems in Montana, Wyoming, Colorado and Utah, previously included in the Company's Telecommunications Services segment.  As a result of the Bresnan Sale, the historical financial results of Bresnan Cable have been reflected in our consolidated statements of operations as discontinued operations for all periods presented.

On October 29, 2012, Superstorm Sandy made landfall in the New York metropolitan area, resulting in widespread power outages and service disruptions for almost 60% of our customers in this service area, as well as damage to certain portions of our cable network.  In the fourth quarter 2012, we recorded customer service credits and net incremental costs of approximately $117,200, including capital expenditures.  In the first quarter of 2013, we incurred approximately $7,600 of costs, primarily for repairs and maintenance, and our remediation is substantially complete.

Telecommunications Services

Our Telecommunications Services segment, which accounted for 94% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2013, derives revenues principally through monthly charges to subscribers of our video, high-speed data (often called "broadband" Internet access) and Voice over Internet Protocol ("VoIP") services and commercial data and voice services operations.  These monthly charges include fees for cable television programming, high-speed data and voice services, as well as equipment rental, digital video recorder ("DVR"), video-on-demand, pay-per-view, installation and home shopping commissions.  Revenue increases are derived from rate increases, increases in the number of subscribers to these services, including additional services sold to our existing subscribers, upgrades by video customers in the level of programming package to which they subscribe, and acquisition transactions that result in the addition of new subscribers.  Our ability to increase the number of subscribers to our services is significantly related to our penetration rates (the number of subscribers to our services as a percentage of serviceable passings, which represent the estimated number of single residence homes, apartment and condominium units and commercial establishments passed by the cable distribution network in areas serviceable without further extending the transmission lines, including our commercial data and voice customers).  As penetration rates increase, the number of available homes to which we can market our services generally decreases.  We also derive revenues from the sale of advertising time available on the programming carried on our cable television systems.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our cable television service, which accounted for 53% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2013, faces competition from video service provided by incumbent telephone companies, DBS service providers, and others including the delivery of video content over the Internet directly to subscribers.  As discussed in greater detail below, we face intense competition from two incumbent telephone companies, Verizon Communications, Inc. ("Verizon") and AT&T Inc. ("AT&T").  Verizon has made and may continue to make promotional offers to customers in our service area at prices lower than ours.  To the extent these incumbent telephone companies continue to offer competitive and promotional packages, our ability to maintain or increase our existing customers and revenue may continue to be negatively impacted.  There are two major providers of DBS service in the United States, DISH Network and DirecTV, each with significantly higher numbers of subscribers than we have.  We compete in our service areas with these DBS competitors by "bundling" our service offerings with products that the DBS companies cannot efficiently provide at this time, such as high-speed Internet access service, voice service and interactive services carried over the cable distribution plant.  Historically, we have made substantial investments in the development of new and innovative programming options and other service offerings for our customers as a way of differentiating ourselves from our competitors.

Verizon and AT&T offer video programming as well as voice and high-speed Internet access services to residential customers in our service area.  Verizon has constructed fiber to the home network plant that passes a significant number of households in our service area.  Verizon does not publicly report the extent of their build-out or penetration by area.  We estimate that Verizon passes approximately half of the households in our service area.  Verizon's passings in our service area are difficult to assess because they are based upon visual inspections and other limited estimating techniques, and therefore our estimate serves only as an approximation.  Verizon has obtained authority to provide video service for a majority of these homes passed, on a statewide basis in New Jersey, in numerous local franchises in New York State, including all of New York City, and in a small portion of Connecticut.  AT&T offers video service in competition with us in most of our Connecticut service area.  This competition impacts our video revenue in these areas and may continue to do so in the future.  Verizon and AT&T also market DBS services in our service area.  Each of these companies has significantly greater financial resources than we do.

Our high-speed data services business, which accounted for 22% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2013, faces intense competition from other providers of high-speed Internet access, including Verizon and AT&T.  Due to our high penetration (55.8% of serviceable passings at March 31, 2013) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

Our VoIP offering, which accounted for 14% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2013, faces intense competition from other providers of voice services, including carriers such as Verizon and AT&T.  We compete primarily on the basis of pricing, where unlimited United States and Canada (including Puerto Rico and the U.S. Virgin Islands) long distance, regional and local calling, together with certain features for which the incumbent providers charge extra, are offered at one low price.  Due to our high penetration (45.8% of serviceable passings at March 31, 2013) and the impact of intense competition, our ability to maintain or increase our existing customers and revenue in the future may continue to be negatively impacted.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Our revenues have been negatively impacted as a result of video subscriber declines and promotional pricing due primarily to economic conditions and intense competition.  In 2012, we did not implement a residential rate increase and extended the terms of certain promotional offers.  During the first quarter of 2013, we implemented rate increases for certain of our high-speed data services and beginning in the second quarter of 2013, we implemented a sports programming surcharge for certain video services.

Our programming costs, which are the most significant component of our operating expenses, have increased and are expected to continue to increase primarily as a result of contractual rate increases and new channel launches.  Additionally, as a result of various initiatives to continually improve our services, our level of capital expenditures and other operating expenses have also increased.  We expect this level of capital expenditures and other operating expenses to continue as we further enhance our service offerings.  See "Business Segments Results -Telecommunications Services” below for a further discussion of revenues and operating expenses and "Liquidity and Capital Resources - Capital Expenditures" for additional information regarding our capital expenditures.

Lightpath accounted for 5% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2013.  Lightpath operates in the most competitive business telecommunications market in the country and competes against the very largest telecommunications companies - incumbent local exchange carriers such as Verizon and AT&T, other competitive local exchange companies, and long distance companies.  To the extent our competitors reduce their prices, future growth of our Lightpath business may be negatively impacted.

Other

Our Other segment, which accounted for 6% of our consolidated revenues, net of inter-segment eliminations, for the three months ended March 31, 2013, includes the operations of (i) Newsday, which includes the Newsday daily newspaper, amNew York, Star Community Publishing Group, and online websites including newsday.com and exploreLI.com, (ii) our motion picture theatre business, Clearview Cinemas, (iii) the News 12 Networks, our regional news programming services, (iv) the MSG Varsity network, our network dedicated entirely to showcasing high school sports and activities and other local programming, (v) our cable television advertising company, Cablevision Media Sales Corporation ("Cablevision Media Sales"), and (vi) certain other businesses and unallocated corporate costs.

Newsday

Newsday's revenue is derived primarily from the sale of advertising and the sale of newspapers ("circulation revenue").  For the three months ended March 31, 2013, advertising revenues accounted for 67% and circulation revenues accounted for 32% of the total revenues of Newsday.  Newsday's circulation revenue is derived primarily from home delivery subscriptions of the Newsday daily newspaper, and single copy sales of Newsday through local retail outlets.

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

On April 29, 2013, we entered into an agreement for the sale of certain assets and liabilities of the Clearview Cinemas business. The closing of the transaction is subject to certain closing conditions.  We expect to record a loss in connection with this transaction of between $15,000 to $20,000.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Results of Operations - Cablevision Systems Corporation

The following table sets forth on a historical basis certain items related to operations as a percentage of net revenues for the periods indicated:

STATEMENT OF OPERATIONS DATA

	Three Months Ended March 31,
	2013		2012
		% of Net		% of Net	Favorable
	Amount	Revenues	Amount	Revenues	(Unfavorable)

Revenues, net	$1,523,667	100%	$1,535,225	100%	$(11,558)

Operating expenses:
Technical and operating (excluding depreciation, amortization and impairments shown below)	803,567	53	725,957	47	(77,610)
Selling, general and administrative	392,791	26	349,769	23	(43,022)
Restructuring credits	(365)	-	(298)	-	67
Depreciation and amortization (including impairments)	236,382	16	212,364	14	(24,018)
Operating income	91,292	6	247,433	16	(156,141)
Other income (expense):
Interest expense, net	(153,284)	(10)	(166,962)	(11)	13,678
Gain on investments, net	99,458	7	135,325	9	(35,867)
Loss on equity derivative contracts, net	(71,716)	(5)	(111,194)	(7)	39,478
Loss on interest rate swap contracts, net	-	-	(1,645)	-	1,645
Miscellaneous, net	379	-	544	-	(165)
Income (loss) from continuing operations before income taxes	(33,871)	(2)	103,501	7	(137,372)
Income tax benefit (expense)	17,221	1	(39,137)	(3)	56,358
Income (loss) from continuing operations	(16,650)	(1)	64,364	4	(81,014)
Income (loss) from discontinued operations, net of income taxes	252	-	(7,260)	-	7,512
Net income (loss)	(16,398)	(1)	57,104	4	(73,502)
Net loss attributable to noncontrolling interests	257	-	143	-	114
Net income (loss) attributable to Cablevision Systems Corporation stockholders	$(16,141)	(1)%	$57,247	4%	$(73,388)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following is a reconciliation of operating income to Adjusted Operating Cash Flow ("AOCF"):

	Three Months Ended March 31,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$91,292	$247,433	$(156,141)
Share-based compensation	16,054	10,340	5,714
Depreciation and amortization (including impairments)	236,382	212,364	24,018
Restructuring credits	(365)	(298)	(67)
AOCF	$343,363	$469,839	$(126,476)

Comparison of Three Months Ended March 31, 2013 Versus Three Months Ended March 31, 2012

Consolidated Results - Cablevision Systems Corporation

We classify our operations into two reportable segments:

•	Telecommunications Services, consisting principally of our video, high-speed data, VoIP services and the commercial high-speed data and voice services operations of Lightpath; and

•
Other, consisting principally of (i) Newsday, (ii) Clearview Cinemas, (iii) the News 12 Networks, (iv) the MSG Varsity network, (v) Cablevision Media Sales, and (vi) certain other businesses and unallocated corporate costs.

We allocate certain amounts of our corporate overhead to each segment based upon their proportionate estimated usage of services.  Corporate overhead costs allocated to Bresnan Cable (previously included in the Telecommunications Services segment) that may not be eliminated as a result of the sale of Bresnan Cable have been reclassified to the Other segment in continuing operations for all periods presented.

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

Revenues, net for the three months ended March 31, 2013 decreased $11,558 as compared to revenues, net for the three months ended March 31, 2012.  The net decrease is attributable to the following:

Decrease in revenues of the Telecommunications Services segment	$(6,353)
Decrease in revenues of the Other segment	(5,424)
Inter-segment eliminations	219
$(11,558)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation, amortization and impairments) include primarily:

•	cable programming costs which are costs paid to programmers, net of amortization of any launch support received, for cable content and are generally paid on a per-subscriber basis;

•	network management and field service costs which represent costs associated with the maintenance of our broadband network, including costs of certain customer connections;

•	interconnection, call completion and circuit fees relating to our telephone and VoIP businesses which represent the transport and termination of calls with other telecommunications carriers; and

•	publication production and distribution costs of our Newsday business.

Technical and operating expenses (excluding depreciation, amortization and impairments) increased $77,610 (11%) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.  The net increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$78,374
Decrease in expenses of the Other segment	(707)
Inter-segment eliminations	(57)
$77,610

Selling, general and administrative expenses include primarily sales, marketing and advertising expenses, administrative costs, and costs of customer call centers.  Selling, general and administrative expenses increased $43,022 (12%) for the three months ended March 31, 2013 as compared to the same period in 2012.  The increase is attributable to the following:

Increase in expenses of the Telecommunications Services segment	$31,049
Increase in expenses of the Other segment	11,697
Inter-segment eliminations	276
$43,022

Depreciation and amortization (including impairments) increased $24,018 (11%) for the three months ended March 31, 2013 as compared to the same period in 2012.  The net increase is attributable to the following:

Net increase in expenses of the Telecommunications Services segment	$14,832
Net increase in expenses of the Other segment	9,186
$24,018

Adjusted operating cash flow decreased $126,476 (27%) for the three months ended March 31, 2013 as compared to the same period in 2012.  The decrease is attributable to the following:

Decrease in AOCF of the Telecommunications Services segment	$(111,643)
Decrease in AOCF of the Other segment	(14,833)
$(126,476)

Interest expense, net decreased $13,678 (8%) for the three months ended March 31, 2013 as compared to the same period in 2012.  The net decrease is attributable to the following:

Decrease due to lower average interest rates on our indebtedness	$(16,047)
Increase due to change in average debt balances	3,310
Lower interest income	212
Other net decreases	(1,153)
$(13,678)

See "Liquidity and Capital Resources" discussion below for a detail of our borrower groups.

Gain on investments, net of $99,458 and $135,325 for the three months ended March 31, 2013 and 2012, respectively, consists primarily of the increase in the fair value of Comcast common stock owned by the Company.  The effects of these gains are partially offset by the losses on the related equity derivative contracts, net described below.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Loss on equity derivative contracts, net of $71,716 and $111,194 for the three months ended March 31, 2013 and 2012, respectively, consists of unrealized and realized losses due to the change in fair value of the Company's equity derivative contracts relating to the Comcast common stock owned by the Company.  The effects of these losses are partially offset by the gains on investment securities pledged as collateral, which are included in gain on investments, net discussed above.

Loss on interest rate swap contracts, net amounted to $1,645 for the three months ended March 31, 2012.  Through their maturity on June 30, 2012, CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of the Company's floating rate debt.  The losses on interest rate swap contracts are a result of a shift in the yield curve over the life of the swap contracts.

Income tax benefit amounted to $17,221 for the three months ended March 31, 2013 and included a tax benefit of $2,250 for an increase in research credits.

The Company recorded income tax expense of $39,137 for the three months ended March 31, 2012, reflecting an effective tax rate of 38%.  A nontaxable gain at an entity that is not consolidated for income tax purposes resulted in a tax benefit of $2,889.  Absent this tax benefit, the effective tax rate for the three months ended March 31, 2012 would have been 41%.   Income tax expense for the three month period included tax expense of $677 relating to nondeductible expenses and tax expense of $880 resulting from an increase in the valuation allowance for certain state net operating loss carry forwards.

In general, the Company is required to use an estimated annual effective tax rate to measure the income tax expense or benefit recognized in an interim period. The estimated annual effective tax rate is revised on a quarterly basis.  In addition, certain items included in income tax expense as well as the tax impact of certain items included in pretax income from continuing operations must be treated as discrete items. The income tax expense or benefit associated with these discrete items is fully recognized in the interim period in which the items occur.

Income (loss) from discontinued operations

Income (loss) from discontinued operations, net of income taxes, for the three months ended March 31, 2013 and 2012 of $252 and $(7,260), respectively, reflect primarily the net operating results of Bresnan Cable.

Business Segments Results

Telecommunications Services

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for our Telecommunications Services segment.

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$1,433,490	100%	$1,439,843	100%	$(6,353)
Technical and operating expenses (excluding depreciation and amortization shown below)	725,258	51	646,884	45	(78,374)
Selling, general and administrative expenses	306,610	21	275,561	19	(31,049)
Depreciation and amortization	210,113	15	195,281	14	(14,832)
Operating income	$191,509	13%	$322,117	22%	$(130,608)

The following is a reconciliation of operating income to AOCF:

	Three Months Ended March 31,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating income	$191,509	$322,117	$(130,608)
Share-based compensation	11,994	7,861	4,133
Depreciation and amortization	210,113	195,281	14,832
AOCF	$413,616	$525,259	$(111,643)

Revenues, net for the three months ended March 31, 2013 decreased $6,353 as compared to revenues, net for the same period in the prior year.  The net decrease is attributable to the following:

	Three Months Ended March 31,		Increase	Percent Increase
	2013	2012	(Decrease)	(Decrease)
Video (including equipment rental, DVR, video-on-demand and pay-per-view)	$766,532	$800,667	$(34,135)	(4)%
High-speed data	330,405	303,175	27,230	9
Voice	208,632	205,545	3,087	2
Advertising	27,101	31,827	(4,726)	(15)
Other (including installation, home shopping, advertising sales commissions, and other products)	23,127	24,136	(1,009)	(4)
Total Cable Television	1,355,797	1,365,350	(9,553)	(1)
Lightpath	82,476	79,533	2,943	4
Intra-segment eliminations	(4,783)	(5,040)	257	5
Total Telecommunications Services	$1,433,490	$1,439,843	$(6,353)	-

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The net revenue decrease in Cable Television for the three months ended March 31, 2013 as compared to March 31, 2012 was primarily derived from declines in video revenue of $34,135 and advertising revenue of $4,726, substantially offset by an increase in high-speed data revenue of $27,230 and an increase in voice revenue of $3,087.  The decrease in video revenue was due to a 63,800 decline in video customers and lower average recurring video revenue per video customer.  The decrease in advertising revenue was primarily attributable to lower net revenues from the automotive and cable television broadcasting industries.  The increases in high-speed data and voice revenues are due primarily to certain rate increases for high-speed data services implemented during the first quarter of 2013 and an increase in the number of customers to each service, as set forth in the table below.

The increase in Lightpath net revenue is primarily attributable to growth in Ethernet data services, partially offset by reduced traditional data services.

The following table presents certain statistical information as of March 31, 2013, December 31, 2012 and March 31, 2012 for our cable television systems (excluding Lightpath):

	March 31, 2013(a)	December 31, 2012(a)(b)	March 31, 2012
	(in thousands)

Total customers	3,235	3,230	3,266
Video customers	2,888	2,893	2,952
High-speed data customers	2,786	2,763	2,733
Voice customers	2,287	2,264	2,235
Serviceable passings	4,991	4,979	4,932

Average monthly revenue per customer relationship ("RPC")(c)	$139.80	$137.51	$139.57

Average monthly revenue per video customer ("RPS")(c)	$156.34	$153.22	$154.28

(a)
Amounts exclude customers located in the areas most severely impacted by Superstorm Sandy who we have been unable to contact and those whose billing we have decided to suspend temporarily during restoration of their homes.  As of March 31, 2013 these customers represent approximately 6 thousand customer relationships, 5 thousand video, 5 thousand high-speed data and 4 thousand voice.  As of December 31, 2012, these customers represent approximately 11 thousand customer relationships, 10 thousand video, 9 thousand high-speed data and 7 thousand voice.

(b)
Due to the impact of Superstorm Sandy, we suspended our normal collection efforts and non-pay disconnect policy during the fourth quarter of 2012.  As a result, the customer information in the table above includes delinquent customer accounts that exceeded our normal disconnect timeline as of December 31, 2012.  Of these delinquent accounts, we estimated the number of accounts that we believed would be disconnected in 2013 when our normal collection and disconnect procedures resumed.  Based on this information, we reduced our customer counts as of December 31, 2012 by 27 thousand customer relationships, 24 thousand video, 23 thousand high-speed data and 19 thousand voice.  During the first quarter of 2013, all delinquent accounts estimated above were disconnected and we resumed our normal collection efforts and non-pay disconnect policy.  The actual number of disconnects approximated our estimate.

(c)
RPC is calculated by dividing the average monthly GAAP revenues for the Telecommunications Services segment, less the revenue attributable to Lightpath, for the quarterly periods presented by the average number of customer relationships served by our cable television systems for the respective periods.  RPS is calculated using these same revenues divided by the average number of video customers for the respective periods.  For purposes of these calculations, both revenue and average number of video customers and customer relationships exclude our Lightpath operations because Lightpath's third party revenues are unrelated to our cable television system customers.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The Company had a net loss of 4,700 video customers during the three months ended March 31, 2013, compared to a net gain of 4,600 in the same period in 2012.  We believe our overall video customer decline at March 31, 2013 as compared to March 31, 2012 is largely attributable to the sustained economic downturn and intense competition, particularly from Verizon.  Economic conditions and this intense competition could continue to impact our ability to maintain or increase our existing customers and revenue in the future.

The increases in RPC of $2.29 and RPS of $3.12 in the first quarter of 2013 compared to the fourth quarter of 2012 is primarily related to credits issued to customers in the fourth quarter of 2012 for service outages as a result of Superstorm Sandy, and an increase in high-speed data revenue due partially to a rate increase implemented in the first quarter of 2013, as discussed above, partially offset by a decrease in advertising revenue due to strong political advertising in the fourth quarter of 2012 and a decrease in video revenue.

Technical and operating expenses (excluding depreciation and amortization shown below) for the three months ended March 31, 2013 increased $78,374 (12%) as compared to the same period in 2012.  The net increase is attributable to the following:

Increase in programming costs due primarily to contractual rate increases and new channel launches, partially offset by lower subscribers	$44,367
Increase in employee related costs, primarily merit increases and increases related to the 2012 compensation changes implemented in the second quarter of 2012 for non-executive employees (see discussion below)	23,068
Expenses incurred as a result of Superstorm Sandy, primarily network operations repairs and maintenance costs	7,623
Increase in other net repairs and maintenance costs	2,262
Decrease in voice related fees, net due primarily to the settlement of New York State sales tax matters recorded in the first quarter of 2012	(2,811)
Other net increases	3,544
Intra-segment eliminations	321
$78,374

Technical and operating expenses consist primarily of programming costs (including costs of video-on-demand and pay-per-view) and direct costs associated with providing and maintaining services to our customers.  These costs typically rise due to increases in contractual programming rates and general inflationary cost increases for employees, contractors, insurance and other various expenses.  Certain of these costs are also variable based on the number of customers.  Our programming costs increased 12% for the three months ended March 31, 2013 as compared to the same period in 2012 as a result of contractual rate increases and new channel launches, as well as the effect of increasing the number of customers receiving certain programming services.  We anticipate a similar increase for the remainder of 2013.  Costs of field operations also increase as the portion of our expenses that we are able to capitalize decrease due to lower new customer installations and lower new service upgrades.  Network related costs also fluctuate as capitalizable network upgrade and enhancement activity changes.  Franchise fees are payable to the state governments and local municipalities where we operate and are primarily based on a percentage of certain categories of revenue, primarily video revenue, which vary by state and municipality.  These costs change in relation to changes in such categories of revenues or rate changes.  We expect that our technical and operating expenses will continue to increase in the future.

During 2012, the Company completed a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase in costs for the first quarter of 2013 compared to the first quarter of 2012 as reflected in the table above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses increased $31,049 (11%) for the three months ended March 31, 2013 as compared to the same period in 2012.  The net increase is attributable to the following:

Increase in employee related costs, primarily merit increases and increases related to the 2012 compensation changes implemented in the second quarter of 2012 for non-executive employees (see discussion below)	$19,285
Increase in fees related primarily to legal costs	6,665
Increase in share-based compensation and expenses related to long-term incentive plan awards to employees	6,015
Decrease in marketing and advertising costs	(2,542)
Other net increases	1,690
Intra-segment eliminations	(64)
$31,049

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

During 2012, the Company completed a comprehensive study of its non-executive compensation practices with a focus on individual competitive pay and career advancement.  As a result, certain compensation changes were implemented during the second quarter of 2012, most of which were effective May 1, 2012, resulting in an increase in costs for the first quarter of 2013 compared to the first quarter of 2012 as reflected in the table above.

Depreciation and amortization increased $14,832 (8%) for the three months ended March 31, 2013, as compared to the same period in 2012.  The net increase resulted primarily from the depreciation of new asset purchases, partially offset by certain assets being retired or becoming fully depreciated.

Adjusted operating cash flow decreased $111,643 (21%) for the three months ended March 31, 2013 as compared to the same period in 2012.  The decrease was due to an increase in both technical and operating and selling, general and administrative expenses, excluding depreciation and amortization and share-based compensation, and a decrease in revenue, net, as discussed above.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other

The table below sets forth, for the periods presented, certain historical financial information and the percentage that those items bear to revenues, net for the Company's Other segment.

	Three Months Ended March 31,
	2013		2012
	Amount	% of Net Revenues	Amount	% of Net Revenues	Favorable (Unfavorable)

Revenues, net	$95,534	100%	$100,958	100%	$(5,424)
Technical and operating expenses (excluding depreciation, amortization and impairments shown below)	82,759	87	83,466	83	707
Selling, general and administrative expenses	87,088	91	75,391	75	(11,697)
Restructuring credits	(365)	-	(298)	-	67
Depreciation and amortization (including impairments)	26,269	27	17,083	17	(9,186)
Operating loss	$(100,217)	(105)%	$(74,684)	(74)%	$(25,533)

The following is a reconciliation of operating loss to AOCF deficit:

	Three Months Ended March 31,
	2013	2012	Favorable
	Amount	Amount	(Unfavorable)

Operating loss	$(100,217)	$(74,684)	$(25,533)
Share-based compensation	4,060	2,479	1,581
Restructuring credits	(365)	(298)	(67)
Depreciation and amortization (including impairments)	26,269	17,083	9,186
AOCF deficit	$(70,253)	$(55,420)	$(14,833)

Revenues, net for the three months ended March 31, 2013 decreased $5,424 (5%) as compared to revenues, net for the same period in the prior year.  The net decrease is attributable to the following:

Decrease in revenues at Newsday (from $66,351 to $62,299) due primarily to decreases in advertising revenues as a result of the continued challenging economic environment and competition from other media	$(4,052)
Increase in advertising revenues at News 12 Networks and commission revenues at Cablevision Media Sales	825
Net decrease in other revenues primarily at Clearview Cinemas	(2,178)
Intra-segment eliminations	(19)
$(5,424)

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Technical and operating expenses (excluding depreciation, amortization and impairments shown below) for the three months ended March 31, 2013 decreased $707 (1%) as compared to the same period in the prior year.  The net decrease is attributable to the following:

Decrease in operating costs primarily of the MSG Varsity network and Newsday (from $45,497 to $44,882)	$(3,196)
Increase in expenses, primarily at News 12 Networks	2,489
$(707)

Selling, general, and administrative expenses increased $11,697 (16%) for the three months ended March 31, 2013 as compared to the same period in the prior year.  The net increase is attributable to the following:

Increase in unallocated corporate costs, primarily employee related costs, net of an increase in allocations to business units	$9,364
Increase in expenses at Newsday (from $26,207 to $28,379)	2,172
Decrease in legal and other professional fees	(1,444)
Other net increases	1,635
Intra-segment eliminations	(30)
$11,697

For the three months ended March 31, 2013 and March 31, 2012, we allocated certain corporate overhead, including share-based compensation expense and expenses related to Cablevision's long-term incentive plans of $2,518 and $2,149, respectively, to Bresnan Cable (previously included in the Telecommunications Services segment).  Such expenses may not be eliminated as a result of the Bresnan Sale and have been reclassified to the Other segment.

Depreciation and amortization (including impairments) for the three months ended March 31, 2013 increased $9,186 (54%) as compared to the same period in the prior year.  The net increase is primarily due to a $10,347 write-off of goodwill at Clearview Cinemas and depreciation of new asset purchases, partially offset by a decrease in depreciation due to certain assets becoming fully depreciated.

Adjusted operating cash flow deficit increased $14,833 (27%) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 (including Newsday's AOCF deficit of $9,763 for the three months ended March 31, 2013 compared to AOCF deficit of $4,687 for the three months ended March 31, 2012).  The decrease was due primarily to an increase in operating expenses excluding depreciation and amortization and share-based compensation, as discussed above, and a decrease in revenue, net.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

CSC HOLDINGS, LLC

The condensed consolidated statements of operations of CSC Holdings are essentially identical to the condensed consolidated statements of operations of Cablevision, except for the following:

	Three Months Ended March 31,
	2013	2012

Net income (loss) attributable to Cablevision Systems Corporation stockholders	$(16,141)	$57,247
Interest expense relating to Cablevision senior notes included in Cablevision's condensed consolidated statements of operations	56,827	45,932
Interest income related to cash held at Cablevision	(20)	(10)
Interest income included in CSC Holdings' consolidated statements of operations related to interest on Cablevision's senior notes held by Newsday Holdings LLC (this interest income is eliminated in the condensed consolidated statements of operations of Cablevision)	14,770	14,770
Income tax benefit included in Cablevision's consolidated statements of operations related to the items listed above	(30,489)	(26,244)
Net income attributable to CSC Holdings, LLC's sole member	$24,947	$91,695

Refer to Cablevision's "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

CASH FLOW DISCUSSION

Continuing Operations - Cablevision Systems Corporation

Operating Activities

Net cash provided by operating activities amounted to $185,922 for the three months ended March 31, 2013 compared to $205,499 for the three months ended March 31, 2012.  The 2013 cash provided by operating activities resulted from $219,732 of income before depreciation and amortization (including impairments) and a $32,602 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $63,150 as a result of a decrease in accounts payable and other liabilities and $3,262 of non-cash items.

The 2012 cash provided by operating activities resulted from $276,728 of income before depreciation and amortization (including impairments), $48,447 of non-cash items, and a $17,328 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $110,262 as a result of a decrease in accounts payable and other liabilities and a decrease of $26,742 in liabilities under derivative contracts.

The decrease in cash provided by operating activities of $19,577 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 resulted from a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $108,705, partially offset by an increase of $89,128 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $238,131 compared to $188,966 for the three months ended March 31, 2012.  The 2013 investing activities consisted primarily of $237,520 of capital expenditures ($225,268 of which relates to our Telecommunications Services segment) and other net cash payments of $611.

The 2012 investing activities consisted primarily of $188,434 of capital expenditures ($176,204 of which relates to our Telecommunications Services segment) and other net cash payments of $532.

Financing Activities

Net cash used in financing activities amounted to $37,961 for the three months ended March 31, 2013 compared to $134,202 for the three months ended March 31, 2012.  In 2013, the Company's financing activities consisted primarily of repayments of credit facility debt of $31,780, payments of $11,384 related to the net share settlement of restricted stock awards, payments on capital leases of $4,735 and dividend payments to common stockholders of $3,074, partially offset by cash receipts from net proceeds from collateralized indebtedness of $11,800 and proceeds from stock option exercises of $1,212.

In 2012, the Company's financing activities consisted primarily of treasury stock purchases of $48,692, dividend payments to common stockholders of $46,406, payments of $19,764 related to the net share settlement of restricted stock awards, repayments of credit facility debt of $19,346, payments on capital leases of $2,387 and other net cash payments of $802, partially offset by proceeds from stock option exercises of $3,195.

Continuing Operations - CSC Holdings, LLC

Operating Activities

Net cash provided by operating activities amounted to $238,098 for the three months ended March 31, 2013 compared to $232,786 for the three months ended March 31, 2012.  The 2013 cash provided by operating activities resulted from $260,820 of income before depreciation and amortization (including impairments), $18,474 of non-cash items, and a $13,539 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $54,735 as a result of a decrease in accounts payable.

The 2012 cash provided by operating activities resulted from $311,176 of income before depreciation and amortization (including impairments), $50,197 of non-cash items, and a $295 decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $102,140 as a result of a decrease in accounts payable and other liabilities and a decrease of $26,742 in liabilities under derivative contracts.

The increase in cash provided by operating activities of $5,312 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 resulted from an increase of $87,391 resulting from changes in working capital, including the timing of payments and collections of accounts receivable, among other items, partially offset by a decrease in income from continuing operations before depreciation and amortization and other non-cash items of $82,079.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $238,131 compared to $188,966 for the three months ended March 31, 2012.  The 2013 investing activities consisted primarily of $237,520 of capital expenditures ($225,268 of which relates to our Telecommunications Services segment) and other net cash payments of $611.

The 2012 investing activities consisted primarily of $188,434 of capital expenditures ($176,204 of which relates to our Telecommunications Services segment) and other net cash payments of $532.

Financing Activities

Net cash used in financing activities amounted to $98,578 for the three months ended March 31, 2013 compared to $191,447 for the three months ended March 31, 2012.  In 2013, the Company's financing activities consisted primarily of net distributions to Cablevision of $74,875, repayments of credit facility debt of $31,780 and other net cash payments of $3,723, partially offset by net proceeds from collateralized indebtedness of $11,800.

In 2012, the Company's financing activities consisted primarily of net distributions to Cablevision of $180,430 and repayments of credit facility debt of $19,346, partially offset by other net cash receipts of $8,329.

Discontinued Operations - Cablevision Systems Corporation and CSC Holdings, LLC

The net effect of discontinued operations on cash and cash equivalents amounted to a cash inflow of $1,477, and $1,803 for the three months ended March 31, 2013 and 2012, respectively.

Operating Activities

Net cash provided by operating activities of discontinued operations amounted to $54,809 for the three months ended March 31, 2013 compared to $28,820 for the three months ended March 31, 2012.  The 2013 cash provided by operating activities resulted from income of $31,984 before depreciation and amortization (including impairments), $3,349 of non-cash items, and a $21,628 increase in accounts payable and accrued liabilities.  Partially offsetting these increases was a decrease in cash of $2,152 resulting from an increase in current and other assets.

The 2012 cash provided by operating activities resulted from income of $30,845 before depreciation and amortization (including impairments) and other non-cash items and an increase in cash of $4,104 resulting from a decrease in current and other assets.  Partially offsetting these increases was a decrease in cash of $6,129 resulting from an increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities of discontinued operations amounted to $12,844 for the three months ended March 31, 2013 compared to $27,643 for the three months ended March 31, 2012.  The 2013 and 2012 investing activities consisted primarily of capital expenditures.

Financing Activities

Net cash used in financing activities of discontinued operations for the three months ended March 31, 2013 and 2012 of $36,913 and $1,912, respectively, represented repayments of credit facility debt.

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

Funding for Our Debt Service Requirements

Funding for the debt service requirements of our debt securities is provided by our subsidiaries' operations, principally CSC Holdings, as permitted by the covenants governing CSC Holdings' credit agreements and indentures.  Funding for our subsidiaries is generally provided by cash flow from operations, cash on hand, and borrowings under credit facilities made available to the Restricted Group (as later defined) , and the proceeds from the issuance of securities in the capital markets.  Our decision as to the use of cash generated from operating activities, cash on hand and borrowings under credit facilities of the Restricted Group will be based upon an ongoing review of the funding needs of the business, the optimal allocation of cash resources, the timing of cash flow generation and the cost of borrowing under each respective credit agreement.  Moreover, we will monitor the credit markets and may seek opportunities to issue debt, the proceeds of which could be used to meet our future cash funding requirements.  We have accessed the debt markets for significant amounts of capital in the past and expect to do so in the future.

We have assessed our ability to repay our scheduled debt maturities over the next 12 months and we currently believe that a combination of cash on hand, cash generated from operating activities and availability under our revolving credit facility should provide us with sufficient liquidity to repay such scheduled current debt maturities in the next 12 months totaling approximately $47,589 under our credit facilities, senior notes and notes payable as of March 31, 2013.  However, market disruptions or a deterioration in economic conditions could lead to lower demand for our products, such as cable television services, as well as lower levels of television and newspaper advertising, and increased incidence of customers' inability to pay for the services we provide.  These events would adversely impact our results of operations, cash flows and financial position.  Although we currently believe that amounts available under our CSC Holdings revolving credit facility will be available when, and if needed, we can provide no assurance that access to such funds will not be impacted by adverse conditions in the financial markets or other conditions.  The obligations of the financial institutions under our CSC Holdings revolving credit facility are several and not joint and, as a result, a funding default by one or more institutions does not need to be made up by the others.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Debt Outstanding

The following table summarizes our outstanding debt (excluding accrued interest), including capital lease obligations, as well as interest expense and capital expenditures as of and for the three months ended March 31, 2013, excluding the debt of Bresnan Cable:

	Restricted Group	Newsday LLC(a)	Other Entities	Total CSC Holdings	Cablevision	Eliminations(b)	Total Cablevision

Credit facility debt	$3,232,221	$650,000	$-	$3,882,221	$-	$-	$3,882,221
Senior notes and debentures	2,598,555	-	-	2,598,555	3,645,618	(753,717)	5,490,456
Collateralized indebtedness relating to stock monetizations	-	-	600,375	600,375	-	-	600,375
Capital lease obligations	35,129	665	27,371	63,165	-	-	63,165
Notes payable	11,730	-	-	11,730	-	-	11,730
Total debt	$5,877,635	$650,665	$627,746	$7,156,046	$3,645,618	$(753,717)	$10,047,947

Interest expense	$81,438	$6,380	$8,746	$96,564	$71,597	$(14,770)	$153,391
Capital expenditures	$230,754	$2,010	$4,756	$237,520	$-	$-	$237,520

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

The table above does not include the outstanding credit facility debt of $707,695 and senior notes of $250,000 as of March 31, 2013 of Bresnan Cable which are reflected in liabilities held for sale in the Company’s condensed consolidated balance sheet.  The credit facility debt will be repaid from the proceeds of the Bresnan Sale and the amount of the senior notes outstanding on the closing date of the Bresnan Sale will reduce the sale proceeds.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The following table provides details of our outstanding credit facility debt as of March 31, 2013 and December 31, 2012, excluding the debt of Bresnan Cable:

		Interest Rate at	Amounts Payable on or prior to	Carrying Value at
	Maturity Date	March 31, 2013(b)	March 31, 2014	March 31, 2013	December 31, 2012
Restricted Group:
Extended revolving loan facility(a)(c)	March 31, 2015	-	$-	$-	$-
Term A-3 extended loan facility(c)	March 31, 2015	2.45%	-	315,695	333,908
Term A-4 extended loan facility(c)	December 31, 2016	2.45%	-	592,500	600,000
Term B-2 extended loan facility(c)	March 29, 2016	3.45%	-	695,936	697,807
Term B-3 extended loan facility(c)	March 29, 2016	3.20%	-	1,628,090	1,632,286
Restricted Group credit facility debt(c)			17,625	3,232,221	3,264,001

Newsday:
Floating rate term loan facility	October 12, 2016	3.70%	20,000	650,000	650,000
Newsday credit facility debt(b)			20,000	650,000	650,000

Total credit facility debt			$37,625	$3,882,221	$3,914,001

(a)
At March 31, 2013, $67,935 of the extended revolving loan facility was restricted for certain letters of credit issued on behalf of CSC Holdings and $1,186,018 of the extended revolving loan facility was undrawn and available, subject to covenant limitations, to be drawn to meet the net funding and investment requirements of the Restricted Group.

(b)	Includes extension fees, where applicable.
(c)
In April 2013, CSC Holdings entered into a new credit facility, the proceeds of which were used to repay its existing extended revolving loan, Term A-3, Term A-4, Term B-2 and Term B-3 loan facilities.  The new credit facility consists of a $958,510 Term loan A and a $2,350,000 Term loan B that mature in 2018 and 2020, respectively (see discussion below).  In addition, the Company entered into a new $1,500,000 revolving credit facility that will mature in 2018. Accordingly, the condensed consolidated balances sheets of Cablevision and CSC Holdings as of March 31, 2013 reflect a reclassification of $141,280 of credit facility debt from a current liability to a long-term liability.  Under the new credit facility, $17,625 is payable through March 31, 2014.

The table above does not include the outstanding credit facility debt of $707,695 as of March 31, 2013 of Bresnan Cable which is reflected in liabilities held for sale in the Company’s condensed consolidated balance sheet.  The amount of the senior notes outstanding on the closing date of the Bresnan Sale will reduce the sale proceeds.

Restricted Group

CSC Holdings and those of its subsidiaries which conduct our cable television video operations, high-speed data service, and our VoIP services operations in the New York metropolitan area, as well as Lightpath, our commercial data and voice service business, comprise the "Restricted Group" as they are subject to the covenants and restrictions of the credit facility and indentures governing the notes and debentures issued by CSC Holdings.  In addition, the Restricted Group is also subject to the covenants of the debt issued by Cablevision.

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

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Refinance of Existing Credit Facility

On April 17, 2013, CSC Holdings refinanced its existing Restricted Group credit facility.  The new credit agreement provides for (1) a revolving credit facility of $1,500,000, (2) a Term A facility of $958,510 and (3) a Term B facility of $2,350,000, each subject to adjustment from time to time in accordance with the terms of the new credit agreement.  The proceeds from the Term A loans and the Term B loans were used to repay all amounts under CSC Holdings’ existing Restricted Group credit facility and to pay fees and expenses in connection therewith.  No amounts were drawn under the revolving credit facility.

The new credit agreement provides for extended facilities and additional facilities, subject to an aggregate maximum facilities limit on all facilities (including the revolving credit facility, the Term A facility and the Term B facility and any extended facilities and additional facilities) equal to the greater of (1) $4,808,500 and (2) an amount such that the senior secured leverage ratio, as defined, would not exceed 3.50 to 1.00.

Under the new credit agreement, commitments under the revolving credit facility expire on April 17, 2018, the Term A loans amortize quarterly in accordance with their terms from September 30, 2014 through April 17, 2018 with a final maturity date on April 17, 2018, and the Term B loans amortize quarterly in accordance with their terms from September 30, 2013 through April 17, 2020 with a final maturity date on April 17, 2020.  Unless earlier terminated in accordance with the terms of the new credit agreement, all the facilities terminate on their final maturity dates, other than any additional facilities or extended facilities that may be entered into in the future under the terms of the new credit agreement and which will terminate on the date specified in the respective supplements or agreements establishing such facilities.  The new credit agreement provides for issuance of letters of credit in an aggregate amount of up to $150,000.

Loans under the new credit agreement are direct obligations of CSC Holdings, guaranteed by most of the Restricted Subsidiaries and secured by the pledge of the stock and other security interests of most of the Restricted Subsidiaries.

Loans under the new credit agreement bear interest as follows:

•
Revolving credit loans and Term A loans, either (i) the Eurodollar rate plus a spread ranging from 1.50% to 2.25% based on the cash flow ratio (as defined), with the initial rate being the Eurodollar rate plus 2.00% or (ii)  the base rate (as defined) plus a spread ranging from 0.50% to 1.25% based on the cash flow ratio, with the initial rate being the base rate plus 1.00%, the initial rate in each case being for the period through and including the date of the delivery to the lenders of the compliance certificate for the quarter ending September 30, 2013;

•	Term B loans, either (i) the Eurodollar rate plus a spread of 2.50% or (ii) the base rate plus a spread of 1.50%.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

The new credit facility has two financial maintenance covenants applicable to the revolving credit facility and the Term A loans:  (1) a maximum ratio of total net indebtedness to cash flow of 5.0 to 1 and (2) a maximum ratio of senior secured net indebtedness to cash flow of 4.0 to 1.  The financial maintenance covenants do not apply to the Term B loans.

There is a commitment fee of 0.30% on undrawn amounts under the revolving credit facility.

Newsday LLC

We currently expect that net funding and investment requirements for Newsday LLC for the next 12 months will be met with one or more of the following:  cash on hand, cash generated by operating activities, interest income from the Cablevision senior notes held by Newsday Holdings LLC, capital contributions and intercompany advances. Our annual report on Form 10-K for the year ended December 31, 2012 contains a further description of the Newsday LLC credit facility, including the principal financial covenants.

Capital Expenditures

The following table provides details of the Company's capital expenditures for continuing operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Capital Expenditures

Consumer premise equipment	$83,726	$52,099
Scalable infrastructure	54,337	52,961
Line extensions	5,958	7,124
Upgrade/rebuild	6,287	3,381
Support	48,546	34,984
Total Cable Television	198,854	150,549
Lightpath	26,414	25,655
Total Telecommunications Services	225,268	176,204
Other	12,252	12,230
Total Cablevision	$237,520	$188,434

Capital expenditures for the first quarter of 2013 as compared to the comparable period in 2012 increased $49,086 (26%).  This increase was primarily due to wireless routers, set-top boxes, modems and other equipment.

Monetization Contract Maturities

In January 2013, a monetization contract relating to 2,668,875 shares of our Comcast common stock matured.  We settled our obligations under the related collateralized indebtedness by delivering cash from the net proceeds of a new monetization transaction on our Comcast common stock that will mature in January 2015.

During the next 12 months, monetization contracts covering 10,738,809 shares of Comcast common stock will mature.  We intend to settle such transactions either by delivering shares of the Comcast common stock and the related equity derivative contracts or by delivering cash from the net proceeds of new monetization transactions.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Other Events

VOOM Litigation Settlement

In June 2011, in connection with the AMC Networks Distribution, CSC Holdings and AMC Networks and its subsidiary, Rainbow Programming Holdings, LLC (the "AMC Parties") entered into an agreement (the "VOOM Litigation Agreement") which provides that CSC Holdings and the AMC Parties will share equally in the proceeds (including in the value of any non-cash consideration) of any settlement or final judgment in the litigation with DISH Network, LLC ("DISH Network") that are received by subsidiaries of AMC Networks from VOOM HD Holdings LLC ("VOOM HD").

In October 2012, the Company and AMC Networks settled the litigation with DISH Network.  Pursuant to the settlement agreement, DISH Network paid $700,000 to a joint escrow account for the benefit of the Company and AMC Networks.  On April 8, 2013, the Company and AMC Networks reached agreement, pursuant to the VOOM Litigation Agreement, on the final allocation of the proceeds of the settlement.  The parties agreed that (a) the Company would be allocated a total of $525,000 of the cash settlement payment; and (b) AMC Networks would retain $175,000 of the cash settlement payment (in addition to the long-term affiliation agreements entered into with DISH Network as part of the settlement).  The final allocation was approved by independent committees of the Boards of Directors of the Company and AMC Networks.  On April 9, 2013, the Company received $175,000 from AMC Networks (in addition to the $350,000 distributed to the Company from the joint escrow account in December 2012).  The proceeds of $175,000 will be recorded as a gain in discontinued operations in the second quarter of 2013.

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

For the three months ended March 31, 2013, Cablevision did not repurchase any shares.  Since inception through March 31, 2013, Cablevision repurchased an aggregate of 45,282,687 shares for a total cost of $1,044,678, including commissions of $453.  These acquired shares have been classified as treasury stock in Cablevision's condensed consolidated balance sheet.  As of March 31, 2013, the Company had $455,322 of availability remaining under its stock repurchase authorizations.

Dividends

On February 26, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on April 3, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of March 15, 2013.  On April 3, 2013, Cablevision paid dividends aggregating $39,059, primarily from the proceeds of equity distribution payments from CSC Holdings.  In March 2013, the Company paid accrued dividends on vested restricted shares of $3,074.  In addition, as of March 31, 2013, up to approximately $3,660 will be paid when, and if, restrictions lapse on restricted shares outstanding.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

During the three months ended March 31, 2013, CSC Holdings made equity distribution payments to Cablevision aggregating $74,875.  These distribution payments were funded from cash on hand.  The proceeds were used to fund:

•	Cablevision's interest and principal payments on its senior notes; and

•	Cablevision's payments for the acquisition of treasury shares related to statutory minimum tax withholding obligations upon the vesting of certain restricted shares.

On May 7, 2013, the Board of Directors of Cablevision declared a cash dividend of $0.15 per share payable on June 14, 2013 to stockholders of record on both its CNYG Class A common stock and CNYG Class B common stock as of May 24, 2013.

Commitments and Contingencies

As of March 31, 2013, the Company's commitments and contingencies for continuing operations not reflected on the Company's condensed consolidated balance sheet decreased to approximately $7,871,314 as compared to approximately $8,382,424 at December 31, 2012.  This decrease relates primarily to programming commitments paid during the three months ended March 31, 2013.  Commitments and contingencies relating to the Company's Bresnan Cable business reflected as discontinued operations decreased to approximately $482,621 at March 31, 2013 as compared to approximately $537,872 at December 31, 2012.

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

CSC Holdings was party to several interest rate swap contracts with an aggregate notional amount of $2,600,000 that effectively fixed borrowing rates on a portion of our floating rate debt through their maturity date in June 2012.  These contracts were not designated as hedges for accounting purposes.

All interest rate swap contracts were carried at their fair values on our condensed consolidated balance sheets, with changes in value reflected in our condensed consolidated statements of operations.

Equity Price Risk

We have entered into derivative contracts to hedge our equity price risk and monetize the value of our shares of common stock of Comcast Corporation.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2013, we did not have an early termination shortfall relating to any of these contracts.  The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.

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

Equity Price Risk

We are exposed to market risks from changes in certain equity security prices.  Our exposure to changes in equity security prices stems primarily from the shares of Comcast Corporation common stock held by us.  We have entered into equity derivative contracts consisting of a collateralized loan and an equity collar to hedge our equity price risk and to monetize the value of these securities.  These contracts, at maturity, are expected to offset declines in the fair value of these securities below the hedge price per share while allowing us to retain upside appreciation from the hedge price per share to the relevant cap price.  The contracts' actual hedge prices per share vary depending on average stock prices in effect at the time the contracts were executed.  The contracts' actual cap prices vary depending on the maturity and terms of each contract, among other factors.  If any one of these contracts is terminated prior to its scheduled maturity date due to the occurrence of an event specified in the contract, we would be obligated to repay the fair value of the collateralized indebtedness less the sum of the fair values of the underlying stock and equity collar, calculated at the termination date.  As of March 31, 2013, we did not have an early termination shortfall relating to these contracts.

The underlying stock and the equity collars are carried at fair value on our condensed consolidated balance sheets and the collateralized indebtedness is carried at its accreted value.  The carrying value of our collateralized indebtedness amounted to $600,375 at March 31, 2013.  At maturity, the contracts provide for the option to deliver cash or shares of Comcast common stock, with a value determined by reference to the applicable stock price at maturity.

As of March 31, 2013, the fair value and the carrying value of our holdings of shares of Comcast common stock aggregated $902,274.  Assuming a 10% change in price, the potential change in the fair value of these investments would be approximately $90,227.  As of March 31, 2013, the net fair value and the carrying value of the equity collar component of the equity derivative contracts entered into to partially hedge the equity price risk of our holdings of Comcast common stock aggregated $184,413, a net liability position.  For the three months ended March 31, 2013, we recorded a net loss on our outstanding equity derivative contracts of $71,716 and recorded unrealized gains of $99,441 on our holdings of Comcast common stock that we held during the period.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

Fair Value of Equity Derivative Contracts

Fair value as of December 31, 2012, net liability position	$(145,120)
Change in fair value, net	(71,716)
Settlement of contracts	32,423
Fair value as of March 31, 2013, net liability position	$(184,413)

The maturity, number of shares deliverable at the relevant maturity, hedge price per share, and the lowest and highest cap prices received for each security monetized via an equity derivative prepaid forward contract are summarized in the following table:

	# of Shares			Hedge Price	Cap Price(b)
Security	Deliverable		Maturity	per Share(a)	Low	High

Comcast
	10,738,809	(c)	2013	$20.52 - $24.94	$24.63	$29.92
	8,069,934		2014	$28.89 - $34.03	$37.56	$44.24
	2,668,875		2015	$38.68	$50.28	$50.28

(a)
Represents the price below which we are provided with downside protection and above which we retain upside appreciation.  Also represents the price used in determining the cash proceeds payable to us at inception of the contracts.

(b)	Represents the price up to which we receive the benefit of stock price appreciation.
(c)
Includes an equity derivative contract at March 31, 2013 related to 2,732,184 shares that matured and was settled on April 23, 2013 from the proceeds of a new monetization contract covering an equivalent number of shares.

Fair Value of Debt:  Based on the level of interest rates prevailing at March 31, 2013, the fair value of our fixed rate debt of $6,790,097 was more than its carrying value of $6,102,561 by $687,536.  The fair value of these financial instruments is estimated based on reference to quoted market prices for these or comparable securities.  Our floating rate borrowings bear interest in reference to current LIBOR-based market rates and thus their carrying values approximate fair value.  The effect of a hypothetical 100 basis point decrease in interest rates prevailing at March 31, 2013 would increase the estimated fair value of our fixed rate debt by $322,885 to $7,112,982.  This estimate is based on the assumption of an immediate and parallel shift in interest rates across all maturities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of Cablevision's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under SEC rules).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control

During the three months ended March 31, 2013, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CABLEVISION SYSTEMS CORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, 1,463,445 and 519,150 Cablevision restricted shares issued to employees of the Company and AMC Networks, respectively, vested.  To fulfill the employees' statutory minimum tax withholding obligations for the applicable income and other employment taxes, 815,457 of these shares, with a price per share of $13.96, were surrendered to the Company.  These acquired shares have been classified as treasury stock.

Item 6.	Exhibits

(a)	Index to Exhibits.

	10.1	Employment Agreement, dated April 9, 2013, between Cablevision Systems Corporation and Kristin A. Dolan.

	31.1	Section 302 Certification of the CEO.

	31.2	Section 302 Certification of the CFO.

	32	Section 906 Certifications of the CEO and CFO.

101
The following financial statements from Cablevision Systems Corporation's and CSC Holdings, LLC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 9, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Combined Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CABLEVISION SYSTEMS CORPORATION
CSC HOLDINGS, LLC

Date:	May 9, 2013		/s/ Gregg G. Seibert
		By:	Gregg G. Seibert as Vice Chairman and Chief Financial Officer of Cablevision Systems Corporation and CSC Holdings, LLC